Form 10-K
period 1997-12-31
BIG CITY RADIO INC
filed 1998-03-31
CIK 1046284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO              .

                        Commission File Number 001-13715
                            ------------------------

                              BIG CITY RADIO, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             13-3790661
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)
  11 SKYLINE DRIVE, HAWTHORNE, N.Y. 10532              07073-2137
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (914) 592-1071

          Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS:   NAME OF EACH EXCHANGE ON
-------------------------    WHICH REGISTERED:
                         -------------------------
Class A Common Stock, par  American Stock Exchange
  value $.01 per share

    Securities registered pursuant to Section 12(g) of the Act: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    On March 24, 1998 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's Class A Common Stock, as reported by the American Stock Exchange on such date, was $99,228,043.75. For purposes of this calculation, the value of each share of Class B Common Stock of the Registrant held by non-affiliates was determined based on the value of one share of Class A Common Stock as there is no established market for the Class B Common Stock and as each share of Class B Common Stock is convertible into one share of Class A Common Stock.

    The number of shares of the Registrant's Class A Common Stock and Class B Common Stock outstanding as of March 24, 1998 was 5,725,062 and 8,250,458, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 12, 1998 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM NO.                                              DESCRIPTION                                             PAGE
------------  --------------------------------------------------------------------------------------------  ---------

                                                         PART I

Item 1.       Business....................................................................................          1
Item 2.       Properties..................................................................................         13
Item 3.       Legal Proceedings...........................................................................         14
Item 4.       Submission of Matters to a Vote of Security Holders.........................................         14

                                                        PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................         17
Item 6.       Selected Financial Data.....................................................................         18
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation........         19
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................         25
Item 8.       Financial Statements and Supplementary Data.................................................         26
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........         48

                                                        PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................         48
Item 11.      Executive Compensation......................................................................         48
Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................         48
Item 13.      Certain Relationships and Related Transactions..............................................         48

                                                        PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................         49

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Big City Radio, Inc. ("Big City Radio" or the "Company") was formed in 1994 to acquire radio broadcast properties in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations. In order to accomplish this objective, the Company applies a variety of innovative broadcast engineering techniques to the radio broadcast properties it acquires, including Synchronized Total Market Coverage-TM- ("STMC-TM-"). STMC-TM- consists of acquiring two or more stations which broadcast on the same frequency and simulcasting their signals to achieve broad coverage of a targeted metropolitan market. In addition to STMC-TM-, the Company intends to employ other broadcast engineering techniques to enter major metropolitan markets at attractive valuations. These engineering techniques include acquiring suburban radio stations and moving the station's broadcast antenna closer to the metropolitan market ("move-ins") and acquiring high-power stations adjacent to major metropolitan markets and focusing such stations' broadcast signal into the metropolitan area.

    The Company's acquisition/engineering strategies enable it to provide near seamless coverage of major metropolitan markets at a significantly lower acquisition cost than is typically required to acquire a major market Class B station. Class B radio stations are defined by the Federal Communications Commission (the "FCC") as those facilities whose signal is predicted to cover a regional urban area. The Company currently owns and operates STMC-TM- station combinations in New York, Los Angeles and Chicago, the three largest radio markets in the United States in terms of aggregate advertising revenues.

    The Company's first targeted market was Los Angeles where the Company operates a three-station combination, which broadcasts as Y-107 ("Y-107 LA"), featuring a modern rock format on the 107.1-FM frequency. Y-107 LA covered approximately 75% of the Arbitron diaries in the Los Angeles Arbitron Metro Survey Area ("MSA") and as a result of an increase in its transmission power pursuant to the FCC Power Increase (as defined herein) which the Company is implementing in the first quarter of 1998, Y-107 will increase its coverage to approximately 90%. The Company has demonstrated the success of its strategy in Los Angeles where Y-107 LA has consistently ranked as one of the top five most listened to modern rock radio stations in America over the past year and has achieved a significant share of 1.0% in the 12+ category as of the Fall 1997 Arbitron book. The Company has successfully translated its strong listenership into significant revenues as exemplified by the increase in its power ratio (defined as a station's share of the aggregate radio market revenues divided by its Arbitron listenership share) from 0.8 in the six-month period ended March 1997 to 1.4 in the six-month period ended September 1997. The Company's three Los Angeles stations (the "Los Angeles Stations") were acquired in May 1996 for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the Los Angeles MSA, as evidenced by reported transactions consummated since the deregulation initiated by the passage of the Telecom Act (as defined herein) in 1996. See "Business Strategy" below.

    The Company's three stations in the New York collectively broadcast as Y-107 ("Y-107 NY") on the 107.1-FM frequency. Y-107 NY commenced operations in December 1996 as the only country music station covering the New York City market. Y-107 NY earned a 0.9% share in the 12+category as of the Fall 1997 Arbitron book. Y-107 NY currently covers approximately 75% of the Arbitron diaries in the New York MSA and will increase its coverage to approximately 90% as a result of an increase in its transmission power pursuant to the FCC Power Increase and implementation of other technical improvements, which the Company plans to implement during the second quarter of 1998 pending receipt of final approval from the FCC. The Company's three New York stations (the "New York Stations") were acquired by the Company for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the New York MSA, as evidenced by reported transactions consummated since the passage of the Telecom Act. See "Business Strategy" below.

    The Company's two stations in the Chicago MSA collectively broadcast as FM-103.1("FM-103.1") on the 103.1-FM frequency. FM-103.1 commenced operations in February 1998, broadcasting an adult contemporary format. FM-103.1 currently covers approximately 70% of the Arbitron diaries in the Chicago MSA and will increase its coverage to approximately 90% as a result of the planned increase in its transmission power pursuant to the FCC Power Increase and other technical improvements, which the Company plans to implement in 1998 pending receipt of FCC approval. The Company's two Chicago stations (the "Chicago Stations") were acquired for a combined purchase price which is significantly less than the reported purchase prices of Class B stations in the Chicago MSA, as evidenced by transactions consummated since the passage of the Telecom Act. See "Business Strategy" below.

    The Company is controlled by Stuart Subotnick, a general partner of Metromedia Company ("Metromedia") who owns approximately 59% of the Company's common stock, representing 94% of the voting power of the Company's common stock (without giving effect to the exercise of any options to acquire shares of the Company's Class A Common Stock).

MANAGEMENT

    The Company was formed by its chairman, Stuart Subotnick and its president and chief executive officer, Michael Kakoyiannis. Mr. Subotnick contributes his financial, strategic and operational expertise gained through the development and operation of the numerous media and communications businesses that he and longtime partner John W. Kluge have controlled through Metromedia and its predecessor. Mr. Kakoyiannis, the Company's president and chief executive officer, has been involved in the radio broadcasting industry for over 25 years in various functions including sales, marketing and general management. In addition to Mr. Subotnick and Mr. Kakoyiannis, the Company has numerous experienced radio executives involved in all aspects of its operations, including engineering, sales, marketing, programming and finance. The Company believes that its quality management team will be instrumental in successfully implementing its business strategy.

RECENT DEVELOPMENTS

    INITIAL PUBLIC OFFERING

    The Company successfully completed the initial public offering (the "Initial Public Offering" or "IPO") of 4,600,000 shares of Class A Common Stock on December 24, 1997 at an offering price of $7.00 per share, generating $28.5 million of net proceeds for the Company which were used by the Company to repay outstanding indebtedness under the Old Credit Facility (as defined). In connection with the consummation of the Initial Public Offering, the Company changed its fiscal year-end from September 30 to December 31. In addition, simultaneously with the consummation of the Initial Public Offering, Stuart and Anita Subotnick (the "Principal Stockholders") contributed approximately $13.3 million of stockholder loans to the Company (the "Equity Contribution"), the Company reclassified each share of its then-existing common stock (the "Old Common Stock") into 7,610 shares of Class A Common Stock, and the Principal Stockholders exchanged their shares of Class A Common Stock for shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock") (collectively, the "Reclassification"). The rights of holders of Class A Common Stock and Class B Common Stock are identical, except that each share of Class A Common Stock entitles its holder to one vote per share on all matters voted upon by the Company's stockholders, whereas each share of Class B Common Stock entitles its holder to ten votes per share on all matters voted upon by the Company's stockholders. In addition, holders of Class B Common Stock vote as a separate class to elect up to 75% of the members of the Company's Board of Directors. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The Principal Stockholders own all of the outstanding shares of Class B Common Stock.

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company intends to use the remaining proceeds of the Notes Offering to finance the acquisition costs of radio station properties and for general working capital purposes.

    The principal executive offices of the Company are located at 11 Skyline Drive, Hawthorne, New York 10532. Its telephone number is (914) 592-1071.

STATIONS OPERATIONS

    The Company currently owns station groups in Los Angeles, New York, and Chicago, the three largest markets in the United States in terms of aggregate radio revenues. Y-107 LA and Y-107 NY have each exhibited significant increases in Arbitron ratings and net revenue since their respective launches. FM-103.1 began broadcasting an adult contemporary format in the Chicago MSA in February 1998.

    LOS ANGELES

    The Los Angeles market is the second largest Arbitron market in terms of population and the largest in terms of aggregate radio market revenues in the United States, with 1996 revenues of $540.0 million. From 1991 to 1996, radio advertising revenue in the Los Angeles MSA grew from $440.0 million to $540.0 million, a compound annual growth rate of 4.2%. Los Angeles is the first market in which the Company implemented STMC-TM-, with its acquisitions of three radio stations for an aggregate purchase price of $26.8 million. Y-107 LA initially covered approximately 75% of the Arbitron diaries in the Los Angeles MSA and, as a result of an increase in its transmission power, which the Company is implementing in the first quarter of 1998, Y-107 LA will increase its coverage to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked Los Angeles Class B stations. In addition to its coverage of the Los Angeles market, Y-107 LA covers parts of the Ventura, Orange, Riverside-San Bernardino and San Diego markets.

    The Company believes that identifying the appropriate format in a particular market is crucial to the station's ability to achieve meaningful penetration of the market's listening audience and aggregate advertising revenues. After extensive research of the Los Angeles market, the Company launched a modern rock format, as it believed that there was no comparable station that offered a lively mix of modern rock music that primarily targets the important 25-54 demographic. The Company has demonstrated the success of its strategy in Los Angeles where Y-107 LA has consistently ranked as one of the top 5 most listened-to modern rock radio stations in America over the past year and has achieved a significant share of 1.0% in the 12+ category as of the fall 1997 Arbitron book. The Company has successfully translated its strong listenership into significant revenues as exemplified by the increase in its power ratio from
0.8 in the six-month period ended March 1997 to 1.4 in the six-month period ended September 1997. Y-107 LA's cume (the estimated number of different persons who listened to a station for a minimum of five minutes in a quarter-hour of a reported daypart) grew from 50,000 to 574,500 in its first six months of operation.

    The Company believes that to achieve Class B station equivalent Arbitron coverage and broadcast quality requires extensive engineering expertise. In Los Angeles, the Company uses several advanced techniques to achieve what the Company believes to be substantially full coverage. In addition to the three stations, the Company uses a booster located in the San Fernando Valley to enhance its coverage of the market. The Company believes these engineering solutions have resulted in significantly broader coverage than traditional simulcasting.

    NEW YORK

    The New York MSA is the largest Arbitron market in terms of population and the second largest in terms of aggregate radio market revenues in the United States, with 1996 revenues of $507.2 million. From 1991 to 1996, radio advertising revenue in the New York MSA grew from $349.0 million to $507.2 million, a compound annual growth rate of 7.8%. New York is the second market which the Company entered with its acquisitions of three radio stations for an aggregate purchase price of approximately $19.5 million. The Company has implemented STMC-TM- in New York as well and believes that it has created the equivalent of a New York Class B station. Subsequent to the implementation of the planned power increase of the New York Stations and implementation of other technical improvements, which the Company expects to complete by the end of the second quarter of 1998, the Arbitron diary coverage of Y-107 NY will increase to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked New York Class B stations.

    Y-107 NY has an exclusive format presence in New York, as the Company believes there are no other country music stations covering substantially all of the New York MSA. Country music is traditionally a very strong 25-54 demographic format, which routinely generates high power ratios relative to other formats. As the only country music station covering substantially all of the New York market, Y-107 NY's recognition and popularity was significantly enhanced recently when the station broadcasted live the Garth Brooks concert in Central Park in New York City. Y-107 NY commenced operations on January 1, 1997 and has already earned a share of 0.9% in the 12+category as of the Fall 1997 Arbitron book.

    CHICAGO

    The Chicago market is the third largest Arbitron market in terms of population and aggregate radio market revenues in the United States with 1996 revenues of $343.0 million. From 1991 to 1996, radio advertising revenue in the Chicago MSA grew from $252.0 million to $343.0 million, a compound annual growth rate of 6.4%. The Company has to date acquired two radio stations in the Chicago MSA for an aggregate purchase price of $10.6 million and FM-103.1 began broadcasting an adult contemporary format in February, 1998. FM-103.1 currently cover approximately 70% of the Arbitron diaries in the Chicago MSA. Subsequent to the implementation of the planned power increase of the Chicago Stations and other technical improvements, which the Company expects to complete during 1998, FM-103.1 will cover approximately 90% of the Arbitron diaries in the Chicago MSA.

ADVERTISING SALES

    The rates a station can charge are in large part dictated by the station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron Radio Market Reports. The Company believes that identifying the appropriate format in a particular market is crucial to the station's ability to achieve meaningful penetration of the listening audience of the market. In each market entered by the Company, an extensive competitive analysis is performed to select the format with the greatest audience and revenue potential.

    Virtually all of the Company's revenues are generated from the sale of local and national advertising for broadcast on its radio stations. The Company believes that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on (i) a station's share of the audience in the demographic groups targeted by advertisers, (ii) the number of stations in the market competing for the same demographic groups, and (iii) the supply of and demand for radio advertising time. Rates are generally highest during morning and afternoon commuting hours.

    The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements to generate advertising time sales in exchange for goods or services (such as travel and lodging) instead of for cash. The Company minimizes its use of trade agreements. The Company determines the number of advertisements broadcast hourly, which maximizes available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period varies, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. As is typical of the radio broadcasting industry, the Company's stations respond to changing demand for advertising inventory by varying prices rather than by varying the target inventory level for a particular station.

    Most advertising contracts are short-term and run only for a few weeks. Ninety percent of the Company's gross revenue is generated from local advertising, which is sold primarily by a station's sales staff. To achieve greater control over advertising dollars, the Company's sales force focuses on establishing direct relationships with local advertisers. To generate national advertising sales, the Company has recruited in-house staff to represent it in the largest national sales markets of New York City, Boston, Philadelphia, Chicago, Atlanta, Dallas, Detroit and San Francisco. This also helps to contain commission costs as large national representative firms tend to have higher commission rates than an in-house national sales representative.

COMPETITION

    Radio broadcasting is a highly competitive business. Within their respective markets, each of the Company's radio stations competes for audience share and advertising revenue directly with other radio stations, as well as with other media such as television, print media, billboards, compact discs and music videos. There are a number of other better-capitalized companies competing in the same geographic markets as the Company, many of which have greater financial resources. In addition, recently the radio industry has experienced significant consolidation which has resulted in several radio station groups that have a large number of radio stations throughout the United States and vastly greater financial resources and access to capital than the Company.

    The financial success of each of the Company's radio stations is dependent principally upon its share of the overall radio advertising revenue within its geographic market, its promotion and other expenses incurred to obtain that revenue and the economic health of the geographic market. Radio advertising revenues are, in turn, highly dependent upon audience share. Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format. If a competitor, particularly one with substantial financial resources, were to attempt to compete in either of these fashions, the broadcast cash flow of the Company's affected station could decrease due to increased promotional and other expenses and/or lower advertising revenues resulting from lower ratings. There can be no assurance that any one of the Company's radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

    The Company will also face competition from other radio stations that attempt to replicate the engineering techniques of the Company to cover a metropolitan area and from stations that simply simulcast on the same or first adjacent frequencies. While simulcasting has been employed by other broadcast radio operators in the past, the primary purpose has been to reduce programming costs for the individual stations. The Company believes that most broadcast radio operators that have employed simulcasting have done so on different frequencies. The Company believes that few operators have successfully used simulcasting to effectively cover an entire MSA.

    Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of a new technology known as DAB. DAB may deliver by satellite or terrestrial means multi-channel, multi-format digital radio services with sound quality equivalent to compact discs to nationwide and regional audiences. The Company cannot predict the effect, if any, that any such new technologies may have on the radio broadcasting industry.

ACQUISITIONS

    Since its incorporation in August 1994, the Company has acquired the assets of ten radio stations and has disposed of one station. The following is a summary of the acquisitions and dispositions of radio stations which the Company has consummated since its incorporation and other planned acquisitions. All of these transactions were with non-affiliated persons.

    NEW YORK

    In December 1994, the Company acquired the assets of radio station WRGX-FM (now WWXY-FM), Briarcliff Manor, New York, from West-Land Communicators, Inc. ("West-Land") for a purchase price of $2.5 million and the issuance of a promissory note in the amount of $1.0 million to West-Land. In April 1997, the Company acquired the assets of radio station WWHB-FM (now WWVY-FM), Hampton Bays, New York, from South Fork Broadcasting Corporation ("South Fork") for a purchase price of $4.0 million. In June 1997, the Company acquired the assets of radio station WZVU-FM (now WWZY-FM), Long Branch, New Jersey, including a radio tower, a radio antenna and a building, from K&K Radio Broadcasting L.L.C. and K&K Tower, L.L.C. for an aggregate purchase price of $12.0 million and certain payments under existing leases of the building facilities. K&K Radio Broadcasting, L.L.C., K&K Tower, L.L.C. and each of their controlling members and the general manager of WZVU-FM entered into a covenant not to compete with the Company for a period of three years. Also, in December 1994, the Company acquired the assets of radio station WRKL-AM, Pomona, New York, from Rockland Communicators, Inc. for a purchase price of $1.0 million. The Company intends to dispose of this station.

    LOS ANGELES

    In May 1996, the Company acquired four radio stations in the Los Angeles area from Douglas Broadcasting, Inc. ("Douglas"). The Company acquired the assets of radio station KMAX-FM (now KLYY-FM), Arcadia, California, KAXX-FM (now KVYY-FM), Ventura, California, KBAX-FM (now KSYY-FM) Fallbrook, California, and KWIZ-FM, Santa Ana, California, for an aggregate purchase price of $38.0 million. The Company also acquired FM Translator station K252BF, Temecula, California, which rebroadcasts on 98.3 MHz the signal of KSYY-FM, and FM Booster station KLYY-FM, Burbank, California, which boosts on 107.1 MHz the broadcast of the signal of KLYY-FM. In December 1996, the Company sold radio station KWIZ-FM to Liberman Broadcasting, Inc. for a price of $11.2 million.

    CHICAGO

    In August 1997, the Company acquired the assets of radio station WVVX-FM (now WXXY-FM), Highland Park, Illinois, from WVVX License, Inc., for a purchase price of $9.5 million. Douglas, WVVX, Inc. and WVVX License, Inc. agreed not to compete for a period of eighteen months. In August 1997, the Company acquired the assets of radio station WJDK-FM (now WYXX-FM), Morris, Illinois, from DMR Media, Inc., for a purchase price of $1.1 million. In addition, the Company agreed not to compete with DMR Media, Inc.'s operations of radio station WCSJ-AM, Morris, Illinois, for a period of five years.

    OTHER PLANNED ACQUISITIONS

    The Company's principal business strategy is to add radio station properties to its existing station groups in order to augment signal strength and Arbitron diary coverage in these MSAs and to acquire additional station groups to which the Company may deploy its STMC-TM- concept in existing markets (Los Angeles, New York and Chicago) and in other top-20 markets throughout the U.S. The Company is currently actively seeking out such acquisition opportunities and is in the process of negotiating several transactions. Presently, the Company is a party to two non-binding letters of intent for the acquisition of substantially all of the assets of certain radio stations in top-20 markets for a purchase price of $4.5 million and $5.0 million, respectively, subject to adjustments. Consummation of the acquisition of the assets of these stations remains subject to a number of significant conditions to closing, including negotiation and execution of definitive documentation, the consent of the FCC to the assignment of these stations' licenses to the Company and completion of a satisfactory due diligence review. No assurance can be made that the Company will consummate such acquisitions on the terms outlined above or at all. In addition to these acquisitions, the Company is actively negotiating other radio station acquisitions in its existing markets and in other markets.

PROPOSED RADIO STATION DISPOSITION

    The Company intends to dispose of the assets of radio station WRKL-AM, Pomona, New York during 1998. The Company and Polnet Communications, Ltd. ("Polnet") have executed a non-binding letter of intent for the sale by Big City Radio of the assets of WRKL-AM to Polnet, for a sale price of $1.625 million, subject to certain adjustments. Consummation of this proposed sale remains subject to a number of conditions to closing including, but not limited to, execution of definitive documentation, consent of the FCC to the assignment of the WRKL-AM license to Polnet and certain other conditions to closing including, but not limited to, conveyance of good title to the assets, free and clear of all liens, claims, mortgages, security interests and encumbrances except those assumed by Polnet.

EMPLOYEES

    At December 31, 1997, the Company had approximately 109 full-time employees and 83 part-time employees. Nine full-time employees of radio station WRKL-AM are represented by a union. The Company believes that its relations with its employees are good.

    The Company employs several on-air personalities and generally enters into employment agreements with certain of these personalities to protect its interests in those relationships that it believes to be valuable. The loss of certain of these personalities could result in a short term loss of audience share but the Company does not believe that any such loss would have a material adverse effect on the Company.

PATENTS AND TRADEMARKS

    The Company owns registered trademark rights for STMC-TM- and domestic trademark registrations related to the business of the Company and does not own any patents or patent applications. The Company does not believe that any of its trademarks are material to its business or operations.

FEDERAL REGULATION OF RADIO BROADCASTING

    The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; imposes regulations and takes other action to prevent harmful interference between stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, management, programming, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. In February 1996, Congress enacted the Telecommunications Act of 1996 (the "Telecom Act") to amend the Communications Act. The Telecom Act, among other measures, directed the FCC, which has since conformed its rules, to (a) eliminate the national radio ownership limits; (b) liberalize the local radio ownership limits as specified in the Telecom

Act; (c) issue broadcast licenses for periods of up to eight years; and (d) eliminate the opportunity for the filing of competing applications against broadcast license renewal applications.

    Congress, via the Balanced Budget Act of 1997, authorized the FCC for the first time to conduct auctions for the awarding of initial broadcast licenses or construction permits for commercial radio and television stations. To facilitate the settlement without auctions of already pending mutually exclusive applications, Congress directed the FCC to waive existing rules as necessary. The FCC has initiated a rulemaking proceeding to implement these provisions. While the Company is not a participant in any such proceeding, this recent action should result in the awarding of construction permits for additional radio stations, some of which might have the potential to compete with the Company's radio stations.

    LICENSE GRANTS AND RENEWALS

    The Communications Act provides that a broadcast license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. Broadcast licenses are granted for specific periods of time and, upon application, are renewable for additional terms. The Telecom Act amended the Communications Act to provide that broadcast licenses be granted, and thereafter renewed, for a term not to exceed eight years, if the FCC finds that the public interest, convenience, and necessity would be served.

    Generally, the FCC renews broadcast licenses without a hearing. The Telecom Act amended the Communications Act to require the FCC to grant an application for renewal of a broadcast license if: (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (3) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC which, taken together, would constitute a pattern of abuse. Competing applications against broadcast license renewal applications are therefore not entertained. The Telecom Act provided that if the FCC, after notice and an opportunity for a hearing, decides that the requirements for renewal have not been met and that no mitigating factors warrant lesser sanctions, it may deny a renewal application. Only thereafter may the FCC accept applications by third parties to operate on the frequency of the former licensee. The Communications Act continues to authorize the filing of petitions to deny against broadcast license renewal applications during particular periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning the qualifications of the renewal applicant.

    The Company's Chicago Stations' broadcast licenses were renewed in 1996 and will expire in 2003. The Los Angeles Stations' broadcast licenses were renewed on November 25, 1997 and will expire on December 31, 2005. The New York Stations' and WRKL-AM's broadcast licenses will expire on June 1, 1998. Renewal applications were due on February 2 for the Company's New York Stations and WRKL-AM, and were timely filed. The Company does not anticipate any material difficulty in obtaining license renewals for full terms in the future.

    The action of the FCC or its staff granting a renewal application may be reconsidered during specified time periods by the FCC or its staff on their own motion or by request of the petitioner, and the petitioner may also appeal within a certain period actions by the FCC to the U.S. Court of Appeals. If the FCC does not, on its own motion, or upon a request by an interested party for reconsideration or review, review a staff grant or its own action within the applicable time periods, and if no further reconsideration, review or appeals are sought within the applicable time periods, an action by the FCC or its staff becomes a "Final Order."

    LICENSE ASSIGNMENTS AND TRANSFERS OF CONTROL

    The Communications Act prohibits the assignment of an FCC license or the transfer of control of a corporation holding such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applicants. Many transactions involving radio stations provide, as a waivable pre-condition to closing, that the FCC consent to the transaction has become a "Final Order."

    In connection with the Company's acquisition of the broadcast licenses of several radio stations, the Company has recently requested that the FCC issue to the Company authorizations for auxiliary stations of use to the Company's radio stations. The Company expects to receive such authorization in early 1998.

    OWNERSHIP RULES

    Rules of the FCC limit the number and location of broadcast stations in which one licensee (or any party with a control position or attributable ownership interest therein) may have an attributable interest. The FCC, pursuant to the Telecom Act, eliminated the previously existing "national radio ownership rule." Consequently, there now is no limit imposed by the FCC to the number of radio stations one party may own nationally.

    The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest. Pursuant to the Telecom Act, the FCC revised its rules to set the local radio ownership limits as follows: (a) in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM); (b) in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service; (c) in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and (d) in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market. FCC cross-ownership rules also prohibit one party from having attributable interests in a radio station as well as in a local television station or daily newspaper, although such limits are waived by the FCC under certain circumstances. In addition, the FCC has a "cross interest" policy that may prohibit a party with an attributable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market, or which may prohibit local stations from combining to build or acquire another local station. The FCC is presently evaluating its radio/television, radio/newspaper and cross-interest rules and policies as well as policies governing attributable ownership interests. The Company cannot predict whether the FCC will adopt any changes in these policies or, if so, what the new policies will be or how they might affect the Company.

    ATTRIBUTION RULES

    All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 10% or more of such stock. The FCC is currently evaluating whether to raise the foregoing benchmarks to 10% and 20%, respectively. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. At present, when a single shareholder holds a majority of the voting stock of a corporate licensee, the FCC considers other shareholders, unless they are also officers or directors, exempt from attribution. The FCC has asked for comments as to whether it should continue the single majority shareholder exemption. Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. The FCC is currently considering whether it should expand its attribution rules to reach certain of these interests in certain circumstances. The Company cannot predict whether the FCC will adopt these or any other proposals to change its attribution policies.

    Under current FCC rules, any stockholder of the Company with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 10% benchmark is applicable), will be considered to hold attributable interests in the Company. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross-ownership rules. At present, none of the attributable stockholders, officers and directors of the Company have any other media interests besides those of the Company that implicate the FCC's multiple ownership limits. In the event that the Company learns of a new attributable stockholder and if such stockholder holds interests that exceed the FCC limits on media ownership, under the Company's Amended and Restated Certificate of Incorporation (as defined herein), the Board of Directors of the Company has the corporate power to redeem stock of the Company's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements, including limits on media ownership by attributable parties.

    The FCC will consider a radio station providing programming and sales on another local radio station pursuant to a LMA (as defined herein) to have an attributable ownership interest in the other station for purposes of the FCC's radio multiple ownership rules. In particular, a radio station is not permitted to enter into a LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules.

    ALIEN OWNERSHIP LIMITS

    Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives or by foreign corporations. Where the corporation owning the license is controlled by another corporation, the parent corporation cannot have more than one-fourth of the capital stock owned of record or voted by Aliens, unless the FCC finds it in the public interest to allow otherwise. The FCC has issued interpretations of existing law under which the Alien ownership restrictions in slightly modified form apply to other forms of business organizations, including general and limited partnerships. Recently, the FCC decided that it is in the public interest to allow up to 100% indirect Alien ownership by citizens of or corporations organized under the laws of WTO member nations. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. At present, one of the Company's officers is known by the Company to be an Alien and no other officers, directors or stockholders are known to be

Aliens. In the event that the Company learns that Aliens own, control or vote stock in the Company in excess of the limits set in the Communications Act and the FCC's rules, under the Amended and Restated Certificate of Incorporation, the Board of Directors of the Company has the corporate power to redeem stock of the Company's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements on alien ownership.

    PROGRAMMING REQUIREMENTS

    While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. Affirmative action requirements also exist. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation.

    TECHNICAL AND INTERFERENCE RULES

    FCC rules specify technical and interference requirements and parameters that govern the signal strength and coverage area of radio stations, and which, unless waived, must be complied with in order to obtain FCC consent to modify a station's service area or other technical operations. The FCC allots specific FM radio frequencies and class designations to particular communities of license. The FM class designations, which vary by geographic location, include (in order of increasing potential coverage area) Class A, B1, C3, B, C2, C1 and C. (The C Class designations are generally not allocated to communities in the more densely-populated regions of the United States, such as the Northeast and California.) Each FM class has minimum and maximum power specifications and must not cause interference to the protected service areas of other radio stations, domestic or international, operating on the same or adjacent frequencies. Under FCC rules, a radio station must transmit a minimum predicted signal strength to its allocated community of license, and therefore must locate its transmitting antenna at a site providing such coverage while also being within a specified power and height range for that station's class designation, and at specified minimum distances from the transmitting sites of nearby radio stations operating on the same or adjacent frequencies. The Company must also comply with certain technical, reporting, and notification requirements imposed by the FAA with respect to the installation, location, lighting, and painting of the transmitter antennas used by the Company's radio stations. The combination of these requirements sets limits on the ability of a particular radio station to relocate in certain directions and to increase signal coverage. Stations may petition the FCC to change a particular station's community of license and/or class, which changes are granted by the FCC when its service priorities are met and conflicting reallotment proposals, if any, are resolved. As to minimum distance separation requirements designed to afford interference protection to other FM stations, the FCC rarely waives such specifications. However, the FCC permits radio stations in certain circumstances to relocate to a site not meeting the minimum distance separation rule when the station demonstrates that the service contours of neighboring radio stations will be protected from interference. Because STMC-TM-uses radio stations that operate on the same or adjacent frequencies, the STMC-TM- stations' transmitting sites must be sufficiently distant from each other to comply with the FCC's interference protection guidelines, unless such stations are exempt from compliance by their grand fathered status.

    FCC POWER INCREASE

    In most instances, changes to the technical specifications of radio stations, such as increases in the power (effective radiated power, or "ERP") and subsequent increased coverage area, may be made only after application to the FCC, and grant by the FCC of a construction permit for the modification of the station. The Company has received approval for its application to the FCC and the grant by the FCC of a construction permit for the modifications of WRKL-AM, Pomona, New York. The FCC has initially granted applications for modifications of WWXY-FM, Briarcliff Manor, New York, WWVY-FM, Hampton Bays, New York, and WWZY-FM, Long Branch, New Jersey. The WWXY-FM, the WWVY-FM and the WWZY-FM modification applications requested increases in the authorized power of the stations from the current equivalent three kilowatt to maximum six kilowatt level permitted for the stations' FCC classification. The Company withheld filing these applications while the FCC was considering changes to its policy relating to modifications of "grandfathered short-spaced" FM stations, such as WWXY-FM, WWVY-FM and WWZY-FM. Grandfathered short-spaced stations are those that do not meet the current FCC's requirements for distance separation of FM radio stations operating on the same or adjacent frequencies as the stations were authorized before the adoption of the current rules. In the past, power increases or relocations of such grandfathered stations often did not comply with the FCC's current technical rules, and would be authorized by the FCC only in limited circumstances. In August 1997, the FCC adopted a new policy, which the Company believes will permit it to increase the power of its radio stations to the maximum six kilowatt level (the "FCC Power Increase"). Until the grant of the subject modification applications, the Company cannot be certain that the new policy will serve to permit the increases in the Company's coverage areas. There can be no assurance that the FCC will approve the Company's modification applications. In January 1998, KLYY-FM, Arcadia, California implemented its increase in ERP from three kilowatts to the maximum six kilowatts level permitted for the station's FCC classification, and an application for issuance of a license reflecting this change is pending before the FCC.

    AGREEMENTS WITH OTHER BROADCASTERS

    Over the past several years a significant number of broadcast licensees, including the Company, have entered into cooperative agreements with other stations in their markets. One typical example is a local marketing agreement ("LMA") between two separately or co-owned stations, whereby the licensee of one station programs substantial portions or all of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. The FCC has held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains ultimate responsibility for and control over operations of its broadcast station. As is the case of the Company, typically the LMA is entered into in anticipation of the sale of the station, with the proposed acquiror providing programming for the station while the parties are awaiting the necessary regulatory approvals to the transaction.

    The FCC's rules also prohibit a radio licensee from simulcasting more than 25% of its programming on other radio stations in the same broadcast service (i.e., AM-AM or FM-FM), whether it owns both stations or operates one or both through a LMA, where such stations serve substantially the same geographic area as defined by the stations' principal community contours. The Company's stations are not subject to this limitation.

    PROPOSED REGULATORY CHANGES

    The FCC has not yet formally implemented certain of the changes to its rules necessitated by the Telecom Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, programming, technical requirements, ownership and profitability of the Company and its radio broadcast stations,
(ii) result in the loss of audience share and advertising revenues of the Company's radio broadcast stations, (iii) affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions, (iv) affect cooperative agreements and/or financing arrangements with other radio broadcast licensees, (v) affect the Company's competitive position in relationship to other advertising media in its markets, or (vi) affect the Company's ability to exploit its unique technical capabilities and innovative approach to acquiring and using radio broadcast stations. Such matters include, for example, changes to the license, authorization, and renewal process; proposals to revise the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, Alien ownership and cross-ownership policies; and proposals to limit the tax deductibility of advertising expenses by advertisers.

    Although the Company believes the foregoing discussion is sufficient to provide the reader with a general understanding of all material aspects of FCC regulations that affect the Company, it does not purport to be a complete summary of all provisions of the Communications Act or FCC rules and policies. Reference is made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those utilizing the phrases "will," "expects," "intends," "estimates," "contemplates," and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), including statements regarding, among other items, (i) the Company's growth strategy, (ii) the Company's intention to acquire additional radio stations and to enter additional markets, including its ability to do so at attractive valuations,
(iii) the Company's expectation of improving the coverage areas of its radio stations, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the competitive market place, including the introduction of new technologies or formatting changes by the Company's competitors, (ii) changes in the regulatory framework, (iii) changes in audience tastes, and (iv) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. PROPERTIES

    The Company leases approximately 3,200 square feet in Hawthorne, New York, where its corporate offices are located.

    The type of properties required to support each of the Company's radio stations includes offices, studios, transmitter sites, booster sites, translator sites and antenna sites. The Company owns, leases or licenses the properties required to operate its radio stations. The Company owns facilities for the New York Stations in Long Branch (approximately 6,500 square feet) and for WRKL-AM in Pomona (approximately 5,100 square feet). The Company leases or licenses facilities for the Los Angeles Stations in

Arcadia, Fallbrook (approximately 355 square feet), Los Angeles, Pasadena (approximately 4,896 square feet), Ventura (approximately 758 square feet), Temecula and Burbank. The Company leases facilities for the New York Stations in Hampton Bays (approximately 1,260 square feet), Hawthorne, East Quoque and Westchester. The Company leases facilities for the Chicago Stations in Highland Park (approximately 2,120 square feet) and Morris. The Company considers its facilities to be suitable and of adequate sizes for its current and intended purposes and does not anticipate any difficulties in renewing those leases or licenses or in leasing or licensing additional space, if required.

    The Company owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The Company owns towers in Long Branch, NJ, Highland Park, IL, and Morris, IL. The towers, antennae and other transmission equipment used in the Company's stations are generally in good condition.

    The following table sets forth the location of the Company's principal properties:

LOCATION                                                                          FACILITY
--------------------------------------------------------  --------------------------------------------------------
Y-107 LOS ANGELES
Arcadia, CA.............................................  FM tower(4)
Fallbrook, CA...........................................  FM tower, studio, transmitter site(1)
Pasadena, CA............................................  Studio, business offices(1)
Ventura, CA.............................................  FM tower(4), studio, transmitter site(1)
Temecula, CA............................................  Translator site(1)
Burbank, CA.............................................  Booster site(1)
Los Angeles, CA.........................................  Transmitter site(1)
Y-107 NEW YORK
Hampton Bays, NY........................................  Business offices(1)
Hawthorne, NY...........................................  Studio, corporate offices(1)
Long Branch, NJ.........................................  FM tower, studio(2)
Westchester, NY.........................................  FM tower(1)
East Quoque, NY.........................................  FM tower, transmitter site(1)
FM-103.1 CHICAGO
Highland Park, IL.......................................  FM tower(4), studio(1)
Morris, IL..............................................  Studio(1), FM tower, transmitter site(2)
WRKL-AM
Pomona, NY..............................................  Tower, studio(3)

------------------------
(1) Leased.

(2) Owned.

(3) Held for sale--See "Proposed Radio Station Disposition."

(4) Tower owned by the Company while the property is leased.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 1, 1997, the shareholders of the Company unanimously consented in writing pursuant to Section 228(a) of the General Corporation Law of the State of Delaware (the "DGCL") to the adoption of the following resolutions:

        (a) Approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company from Odyssey Communications, Inc. to Big City Radio, Inc.;

        (b) Approval of the Big City Radio, Inc. 1997 Incentive Stock Plan (the "Plan");

        (c) Approval of the exchange of each share of Old Common Stock of the Company that may be issued upon exercise of options granted under the Plan for 7,610 shares of Class A Common Stock, effective upon the consummation of the Company's IPO; and

        (d) Approval of an amendment to the certificate of formation of the Company's limited liability companies subsidiaries' to change their name, following the change of name of the Company.

    On December 18, 1997, the shareholders of the Company unanimously consented in writing pursuant to Section 228(a) of the DCGL to the adoption of the following resolutions, effective immediately prior to the consummation of the Company's IPO:

        (a) Appointment of Ms. Silvia Kessel, Mr. Arnold L. Wadler and Mr. Leonard White as directors of the Company. The Principal Stockholders and Mr. Michael Kakoyiannis continued as directors of the Company;

        (b) Approval of the Company's Amended and Restated Certificate of Incorporation and Bylaws;

        (c) Approval of the exchange of each share of Old Common Stock for 7,610 shares of Class A Common Stock;

        (d) Amendment to the employment agreements of Mr. Michael Kakoyiannis, Mr. Paul R. Thomson, Mr. Steven G. Blatter and Mr. Alan D. Kirschner; and

        (e) Revocation of the Company's election to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company as of the date of this report.

NAME                                      AGE                             OFFICE OR POSITION HELD
------------------------------------      ---      ---------------------------------------------------------------------
Michael Kakoyiannis.................          55   Chief Executive Officer and President
Steven G. Blatter...................          31   Vice President--Programming
Alan D. Kirschner...................          46   Vice President--Engineering
Bryan Subotnick.....................          34   Executive Vice President--Corporate Development
Paul R. Thomson.....................          41   Vice President, Chief Financial Officer and Treasurer
Silvia Kessel.......................          47   Executive Vice President
Arnold L. Wadler....................          54   Executive Vice President, General Counsel, Secretary and Director

    Officers, subject to the terms of their respective employment agreements, serve at the pleasure of the Board of Directors.

    Set forth below is the background of each of the Company's executive officers, certain of whom also act as directors, as indicated.

    MICHAEL KAKOYIANNIS founded the Company in 1994 and has served as Chief Executive Officer, President and a Director of the Company since its inception. Mr. Kakoyiannis has over 25 years of experience in the radio broadcasting business in major metropolitan markets. Prior to joining the Company, Mr. Kakoyiannis was Executive Vice President of the Westwood One Stations Group ("Westwood One"), which operated three stations in Los Angeles and New York:
WNEW-AM and WYNY-FM in New York and KQLZ-FM, known as "Pirate Radio," in Los Angeles. Additionally, Mr. Kakoyiannis was Vice President and General Manager of all three stations. Prior to his tenure at Westwood One, Mr. Kakoyiannis was an Executive Vice President from 1986 to 1989 at Metropolitan Broadcasting, a company that was owned by Metromedia and its predecessor, and controlled nine stations that were generally located in major metropolitan markets.

    STEVEN G. BLATTER has been serving as Vice President in charge of Programming for the Company since 1995. Mr. Blatter served as Program Director for the radio station WRGX-FM, which is owned by the Company, from 1993 to 1995 and as Director of Programming for MJI Broadcasting from 1991 to 1993. Mr. Blatter served as Music Director for the radio station WYNY-FM owned by Westwood One Stations Group, from 1988 to 1991.

    ALAN D. KIRSCHNER has been a Vice President of the Company since September 1997 and a Director of Engineering since July 1995. Mr. Kirschner has been serving as radio technical consultant for AM and FM radio stations since 1972. Mr. Kirschner served as Chief Engineer responsible for technical operations of radio station WYNY owned by Broadcasting Partners, Inc. and Evergreen Media, in New York from 1993 to 1995 and a Director of Engineering for Westwood One Stations Group in New York from 1988 to 1993.

    BRYAN SUBOTNICK has served as Executive Vice President--Corporate Development of the Company since September 1997. Mr. Subotnick served as Vice President of the Company from January 1997, and Director of Operations from May 1995 to December 1996. Prior to joining the Company, Mr. Subotnick was Vice President and General Counsel of Papamarkou & Company, an international finance and investment company, in 1995, and as a General Partner in the law firm of Shanker & Subotnick, which specialized in entertainment law, from 1992 to 1994. Mr. Subotnick is the son of Stuart Subotnick, the Chairman of the Board of Directors of the Company, and of Anita Subotnick, a director of the Company.

    PAUL R. THOMSON has served as Vice President of the Company since September 1997 and as Chief Financial Officer of the Company since January 1996. Prior to joining the Company, Mr. Thomson served as Corporate Controller of Herbalife International, Inc. from 1993 to 1996, as Chief Financial Officer of Bernard Salick Companies from 1992 to 1993 and as Controller--Radio Stations Group of Westwood One, Inc. from 1989 to 1992. Prior to 1992, Mr. Thomson worked with Price Waterhouse LLP for 12 years in London, Caracas and Los Angeles. He is a certified public accountant and a member of the Institute of Chartered Accountants in England and Wales.

    SILVIA KESSEL has served as a Director of the Company since December 1997 and has served as Executive Vice President of the Company since September 1997. Ms. Kessel has served as Executive Vice President of Metromedia Fiber Network, Inc. ("Metromedia Fiber"), a provider of high bandwidth, fiber optic transmission capacity, since October 1997, Chief Financial Officer and Treasurer of Metromedia International Group, Inc. ("MMG"), an international media and communications company that owns radio stations in Eastern Europe and Russia, since 1995 and Executive Vice President of MMG since 1996. In addition, Ms. Kessel served as Executive Vice President of Orion Pictures Corporation ("Orion") from January 1993 through July 1997, and has served as Senior Vice President of Metromedia since 1994 and President of Kluge & Company since January 1994. Prior to that time, Ms. Kessel served as Senior Vice President and a Director of Orion from June 1991 to November 1992 and Managing Director of Kluge & Company from April 1990 to January 1994. Ms. Kessel is a member of the Board of Directors of MMG and Metromedia Fiber.

    ARNOLD L. WADLER has served as a Director and General Counsel of the Company since December 1997 and has served as Executive Vice President and Secretary of the Company since September 1997. Mr. Wadler has served as Director of Metromedia Fiber since July 1997, General Counsel of Metromedia Fiber since August 1997, Secretary of Metromedia Fiber since October 1997, Executive Vice President, General Counsel and Secretary of MMG since August 29, 1996 and, from November 1, 1995 until that date, as Senior Vice President, General Counsel and Secretary of MMG. In addition, Mr. Wadler serves as a director of MMG and has served as a Director of Orion from 1991 until July 1997 and as Senior Vice President, Secretary and General Counsel of Metromedia for over five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock is listed and traded on the American Stock Exchange (the "AMEX") under the symbol "YFM" since December 19, 1997. There is no established public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sales prices per share of the Class A Common Stock as reported by the AMEX since December 19, 1997:

                                                                                 HIGH        LOW
                                                                               ---------  ---------
First Quarter................................................................     N/A        N/A
Second Quarter...............................................................     N/A        N/A
Third Quarter................................................................     N/A        N/A
Fourth Quarter...............................................................   7 31/32    7 11/32

    On March 24, 1998, the last reported sales price for the Company's Class A Common Stock by the AMEX was $10.625 per share. As of March 24, 1998, there were approximately nine registered holders of record of Class A Common Stock, which number includes nominees for an undeterminable number of beneficial owners, and two holders of Class B Common Stock.

    The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company anticipates that all future earnings, if any, generated from operations will be retained to finance the expansion and continued development of its business. Any future determination with respect to the payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, capital requirements, the terms of then existing indebtedness, applicable requirements of the DGCL, general economic conditions and such other factors considered relevant by the Company's Board of Directors. The Revolving Credit Facility and the Company's Notes also contain certain restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    On December 24, 1997, the Company successfully completed an underwritten Initial Public Offering lead managed by Donaldson, Lufkin & Jenrette Securities Corporation and Furman Selz LLC of 4,600,000 shares of Class A Common Stock at an offering price of $7.00 per share, generating $29.0 million of net proceeds. In connection with its IPO, the Company filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form S-1 (file no. 333-36449) for the registration of shares of Class A Common Stock for an aggregate offering price of $46,000,000, which registration statement was declared effective by the Commission on December 18, 1997. The Company paid $1,960,000 ($0.49 per share) in underwriting discounts and commissions and approximately $1,400,000 in registration fees, NASD filing fees, AMEX listing fees, printing, engraving, legal, accounting, Blue Sky and other fees and expenses for the offering. The net proceeds of $28.5 million after deducting underwriting discounts and commissions and offering expenses were used to repay outstanding indebtedness of the Company under its Old Credit Facility.

    On December 19, 1997, the Company's Old Common Stock was reclassified into Class A Common Stock and Class B Common Stock and the Principal Stockholders exchanged all their shares of Class A Common Stock for a similar number of shares of Class B Common Stock. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided pursuant to Section 3(a)(9) or Section 4(2) and Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial data and should be read in conjunction with the Company's financial statements and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected balance sheet data as of December 31, 1995 and 1994, and September 30, 1993 and 1994 and statement of operations data for the year ended December 31, 1995, the three months ended December 31, 1994 and the years ended September 30, 1993 and 1994 are derived from the Company's financial statements which have been audited by Holtz Rubenstein & Co., LLP, Certified Public Accountants. The selected balance sheet data as of December 31, 1996 and 1997 and statement of operations data for the year ended December 31, 1996 and 1997 are derived from the Company's financial statements which have been audited by KPMG Peat Marwick LLP, Independent Certified Public Accountants. The historical financial results of the Company are not comparable from period to period because of the acquisition and sale of various broadcasting properties by the Company during the periods covered.

                                                                                   THREE MONTHS
                                                                YEARS ENDED            ENDED
                                                               SEPTEMBER 30,       DECEMBER 31,    YEARS ENDED DECEMBER 31,
                                                            --------------------  ---------------  ------------------------
                                                              1993       1994         1994(1)      1995(1)(2)   1996(3)(4)
                                                            ---------  ---------  ---------------  -----------  -----------
                                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Gross revenues............................................  $   1,511  $   2,267     $     654      $   5,655    $   8,567
Net revenues..............................................      1,383      2,074           604          5,225        7,944
Station operating expenses................................      2,325      2,326           687          7,185       12,253
Corporate, general and administrative expenses............     --         --            --                425        1,201
Employment incentives.....................................     --         --            --             --           --
Depreciation and amortization.............................        622        524           113            798        1,388
Operating loss............................................     (1,563)      (776)         (196)        (3,183)      (6,898)
Gain on sale..............................................     --         --            --             --           (6,608)
Interest expense..........................................        258        439           120            842        2,827
Income tax benefit........................................     --         --            --             --           --
Deferred income taxes resulting from conversion to C
  corporation status......................................     --         --            --             --           --
Extraordinary loss on extinguishment of debt, net of
  income taxes............................................     --         --            --             --           --
Net (loss)................................................     (1,807)    (1,163)         (298)        (4,005)      (3,098)

BASIC INCOME (LOSS) PER COMMON SHARE:.....................      (0.30)     (0.19)        (0.05)         (0.66)       (0.39)


                                                             1997(5)
                                                            ----------

STATEMENT OF OPERATIONS DATA:
Gross revenues............................................  $   11,731
Net revenues..............................................      10,460
Station operating expenses................................      12,466
Corporate, general and administrative expenses............       1,745
Employment incentives.....................................       3,863
Depreciation and amortization.............................       2,444
Operating loss............................................     (10,058)
Gain on sale..............................................      --
Interest expense..........................................       4,348
Income tax benefit........................................   1,050,000
Deferred income taxes resulting from conversion to C
  corporation status......................................  (3,350,000)
Extraordinary loss on extinguishment of debt, net of
  income taxes............................................    (313,000)
Net (loss)................................................     (16,918)
BASIC INCOME (LOSS) PER COMMON SHARE:.....................       (1.77)

                                                                  AS OF
                                                              SEPTEMBER 30,                  AS OF DECEMBER 31,
                                                           --------------------  ------------------------------------------
                                                             1993       1994       1994       1995       1996       1997
                                                           ---------  ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash.....................................................  $      20  $      56  $  --      $   1,066  $     234  $      80
Intangibles, net.........................................      2,942      2,666      2,600      6,040     29,230     54,115
Total assets.............................................      4,037      4,044      3,863      9,433     38,963     60,108
Notes payable to stockholders............................      4,923      6,028      6,219     13,477     12,544     --
Long-term debt, including current portion................     --         --         --         --         28,200     30,100
Stockholder's equity (deficit)...........................     (1,022)    (2,185)    (3,484)    (5,821)    (3,800)    25,032

------------------------

(1) The financial statements for the 12 months ended December 31, 1995 include three months (October, November and December 1994) of operations of Q Broadcasting, Inc. that were included in the three months ended December 31, 1994 financial statements. Revenues and net income for the duplicate period are $604,000 and $298,000, respectively.

(2) The Company acquired substantially all of the assets of WRGX-FM and WRKL-AM effective December 31, 1994 and commenced operations on January 1, 1995. The financial statements include the operations of these stations since January 1, 1995.

(3) The Company acquired substantially all of the assets of the Los Angeles Stations and KWIZ-FM on May 30, 1996 and commenced operations of these stations under a LMA on March 26, 1996. The financial statements include the operations of these stations from commencement of the LMA period. KWIZ-FM was sold on December 20, 1996. No gain or loss was recognized on the sale of KWIZ-FM.

(4) The Company acquired WSTC-AM and WKHL-FM during 1992. The financial statements include the operations of these stations from their date of acquisition to May 30, 1996, the date on which they were sold. For the year ended December 31, 1996, the gain on sale of stations represents the gain on sale of WSTC-AM and WKHL-FM.

(5) The Company acquired substantially all of the assets of WWHB-FM on April 1, 1997 and WZVU-FM on June 5, 1997 and commenced operations of these stations under a LMA during December 1996. WWHB-FM and WZVU-FM together with WRGX-FM form Y-107 NY. The financial statements include the operations of Y-107 NY since December 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion should be read in conjunction with "Selected Financial Data" and the other financial data appearing elsewhere in this report. Certain information included herein contains statements that constitute "forward-looking statements" containing certain risks and uncertainties. See "Business-- Special Note Regarding Forward-Looking Statements."

GENERAL

    The Company was incorporated in August 1994 and commenced operations on January 1, 1995, having acquired WRGX-FM, Briarcliff Manor, New York, and WRKL-AM, Pomona, New York (together, the "Original New York Stations"), on December 31, 1994. On May 30, 1996 the Company merged with Q Broadcasting, Inc. ("Q") in a transaction accounted for as a combination of entities under common control. As a result of this merger the two entities are deemed to be combined since inception (see notes to the financial statements included elsewhere in this report). Q owned and operated the Q stations in Stamford, Connecticut, from July 1992 up to the date of the combination with the Company. The Company reports on the basis of a December 31 year-end and Q reported on the basis of a September 30 year-end. As a result, the December 31, 1996 and 1995 financial statements reflect the operations of Q on the basis of the eight month period ended May 30, 1996 (the date of sale of the Q stations) and the 12 months ended September 30, 1995, respectively.

    The Q stations were operated in one facility, with one sales and support staff. Their financial performance is combined for purposes of the discussions that follow. Y-107 LA, Y-107 NY, WRKL-AM, and the stand-alone operations of WRGX-FM were operated with separate staffs and facilities, therefore their performance is separately identified.

    Between March 26, 1996 and May 30, 1996, when the stations were acquired, the Company operated the Los Angeles Stations and KWIZ-FM under a LMA. On March 26, all of the existing operations of the Los Angeles Stations were terminated, and the Company debuted Y-107 LA under a modern rock format with new staffing and no existing advertiser base. Although commencing with no revenues, Y-107 LA revenues had surpassed all other Company revenues combined by November 1996. During the LMA period, station operating expenses include significant LMA fees and other reimbursed expenses to the seller. KWIZ-FM was sold on December 20, 1996.

    On December 5, 1996, the Company commenced operation of WWZY-FM (formerly, WZVU-FM), Long Branch, New Jersey, under a LMA, changing its format to country music. On that date, WWXY-FM (formerly, WRGX-FM), Briarcliff Manor, New York, which the Company had operated as a stand-alone FM station since its acquisition on January 1, 1995, changed format to broadcast Y-107 NY as a new country music station with WWZY-FM. Furthermore, on December 30, 1996 the Company began operating WWVY-FM (formerly, WWHB-FM), Hampton Bays, New York, under a LMA. Since that date, the New York Stations have operated as Y-107 NY. Y-107 NY retained certain advertisers and staff from all three of the previously stand-alone stations. WWVY-FM and WWZY-FM were subsequently acquired on April 1, 1997 and June 5, 1997, respectively.

    On August 8, 1997 the Company acquired WVVX-FM, Highland Park, Illinois, and WJDK-FM, Morris, Illinois. Since February 1998, the Chicago Stations have operated as FM-103.1, broadcasting an adult contemporary format.

RESULTS OF OPERATIONS

    The Company's financial results are dependent on a number of factors, including the general strength of the local and national economies, local market competition, the relative efficiency and effectiveness of radio broadcasting compared to other advertising media, government regulation and policies and the Company's ability to provide popular programming. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow, calculated as station operating income or loss excluding depreciation and amortization and corporate overhead. This measure, although widely used in the broadcast industry as a measure of operating performance, is not calculated in accordance with generally accepted accounting principles. Broadcast cash flow should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity calculated in accordance with generally accepted accounting principles.

    The Company's primary source of revenue is the sale of advertising. Total revenue is determined by the number of advertisements aired by the station and the advertising rates that the stations are able to charge. See
"Business--Advertising Sales."

    Given the fact that the Company's strategy involves developing a brand new metropolitan area radio station, the initial revenue base is zero and subject to factors other than ratings and radio broadcasting seasonality. After the start-up period, as is typical in the radio broadcasting industry, the Company's first calendar quarter generally will produce the lowest revenues for the year, and the fourth quarter generally will produce the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenses are incurred.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR END DECEMBER 31, 1996

    NET REVENUES in the year ended December 31, 1997 were $10,460,000 as compared to $7,944,000 for the year ended December 31, 1996, an increase of $2,516,000, or 32%. This increase was due primarily to an increase of $4,647,000 in the net revenues of Y-107 LA compared to the prior year and an increase of the Y-107 NY net revenues in the year ended December 31, 1997 of $1,120,000, or 67%, compared to the net revenues of the stand-alone WWXY-FM in 1996. These increases in net revenues were partially offset by (a) the absence of net revenues for the Q stations and KWIZ-FM in the year ended December 31, 1997 compared to $2,050,000 and $1,106,000 net revenues, respectively, for the year ended December 31, 1996, and (b) the fact that WRKL-AM net revenues in the year ended December 31, 1997 were down $249,000, or 16%, when compared to 1996. The Y-107 LA increase was principally due to the fact that (a) the 1997 net revenues include twelve months of Y-107 LA operations, whereas the 1996 net revenues include only nine months of Y-107 LA operations, and (b) the 1996 period net revenues were the first nine months of operation of the Los Angeles Stations which was commenced with no existing business. The Y-107 NY increase reflects growth resulting from the commencement of the initial broadcast of Y-107 NY in January 1997.

    STATION OPERATING expenses excluding depreciation and amortization in the year ended December 31, 1997 were $12,466,000, as compared to $12,253,000 in the year ended December 31, 1996, an increase of $213,000, or 2%. This increase was due to the inclusion of the expenses of Y-107 LA and Y-107 NY offset by the absence of operating expenses of the Q Stations. The increase in Y-107 LA operating expenses reflects the fact that (a) the 1997 station operating expenses represent twelve months of operations as compared to nine months operations reported in 1996, and (b) the nine month operations in 1996 were the first nine months of operation of the station, reflecting incomplete staffing and the absence of significant marketing initiatives, offset by the expense of LMA fees and expenses of $593,000 incurred in 1996. The increase in the Y-107 NY operating expenses when compared to the prior year operating expenses of the stand-alone WWXY-FM were due to (a) $540,000 of non-recurring LMA fees and expenses for WWZY-FM and WWVY-FM, (b) significantly increased advertising and promotional expenditures incurred to launch Y-107 NY and (c) increased selling and general and administrative expenses in developing the Y-107 NY infrastructure.

    DEPRECIATION AND AMORTIZATION EXPENSES for the year ended December 31, 1997 were $2,444,000, as compared to $1,388,000 for the prior year, an increase of $1,056,000, or 76%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets related to the acquired stations.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 1997 were $1,745,000, as compared to $1,201,000 for the prior year, an increase of $544,000, or 45%. This increase was primarily due to increases in administrative staff to support the growth of the Company.

    INTEREST EXPENSE for the year ended December 31, 1997 was $4,348,000 as compared to $2,827,000 for the prior year, an increase of $1,521,000, or 54%. This increase reflects borrowings under the Old Credit Facility made to fund the Company's acquisitions, and (b) increased stockholders' loans throughout 1997 compared to 1996. In the years ended December 31, 1997 and 1996, the average outstanding total debt for the Company was $56,898,000 and $37,026,000, respectively. The average rate of interest on the outstanding debt was 7.6% and 7.6%, respectively.

    NET LOSSES for the year ended December 31, 1997 were $16,918,000, as compared to $3,098,000 for the prior year. The increase in the net loss of $13,820,000 was primarily attributable to (a) 1996 period gain of $6,608,000 on the sale of the Q stations, (b) higher interest expense and depreciation and amortization expenses incurred as part of the radio station acquisitions of the Company, (c) a charge of $3,863,000 in 1997 relating to awards under the employment incentive arrangements, and (d) a one-time income tax charge of $3,350,000 relating to the change in taxable status of the Company from an S corporation to a C corporation, offset by the absence of the Q stations operations in 1997 and improvement in the Y-107 LA performance.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    NET REVENUES in the year ended December 31, 1996 were $7,944,000 as compared to $5,225,000 for the year ended December 31, 1995, an increase of $2,719,000, or 52%. This increase was primarily due to (a) net revenues of $1,567,000 and $1,106,000 from the Company's LMA operation and acquisition of the Los Angeles Stations and KWIZ-FM, respectively, and (b) an increase in net revenues of WRKL-AM of $320,000 for the year ended December 31, 1996 compared to the prior year. This increase was partially offset by decreases in net revenues of the Q stations of $237,000 due to their shorter period of operation and a small decrease in net revenues of $36,000 at WRGX-FM.

    STATION OPERATING EXPENSES excluding depreciation and amortization for the year ended December 31, 1996 were $12,253,000, as compared to $7,185,000 in the year ended December 31, 1995, an increase of $5,068,000, or 71%. This increase was primarily due to (a) station operating expenses of $3,870,000 and $359,000 from the Company's LMA operation and acquisition of Y-107 LA and KWIZ-FM, respectively, (b) an increase in WRKL-AM station operating expenses of $412,000 for the year ended December 31, 1996 compared to the prior year and (c) an increase of $476,000 in the Q stations operating expenses. The 1996 Y-107 LA operating costs of $3,870,000 include $593,000 of non-recurring LMA expenses incurred during the two-month period ended May 30, 1996. The increased WRKL-AM and Q stations operating costs in 1996 when compared to 1995 reflect significant investments in sales, marketing, programming and administrative support to grow the stations' ratings.

    DEPRECIATION AND AMORTIZATION EXPENSES for the year ended December 31, 1996 were $1,388,000, as compared to $798,000 for the year ended December 31, 1995, an increase of $590,000, or 74%. This increase was due primarily to the amortization of intangibles and the depreciation of capital assets acquired related to the Y-107 LA and KWIZ-FM acquisitions.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 1996 were $1,201,000, as compared to $425,000 for the year ended December 31, 1995, an increase of $776,000, or 182%. This increase is due to the establishment of a corporate staff during 1995 and early 1996 to support implementation of the Company's business plan.

    INTEREST EXPENSE for the year ended December 31, 1996 was $2,827,000, as compared to $842,000 for the year ended December 31, 1995, an increase of $1,985,000, or 236%. This increase reflects (a) the initial borrowings of $31 million under the Old Credit Facility made to fund, in part, the acquisition of Y-107 LA and KWIZ-FM on May 30, 1996, and (b) increased stockholders' loans throughout 1996 compared to 1995. In the year ended December 31, 1996 and 1995, the average outstanding total debt for the Company was $37,026,000 and $11,390,000, respectively. The average rate of interest on the outstanding debt was 7.6% and 7.4%, respectively.

    NET LOSSES for the year ended December 31, 1996 were $3,098,000, as compared to $4,005,000 for the year ended December 31, 1995, a decrease of $907,000, or 23%. The net decrease is primarily attributable to the gain on the sale by the Q stations of $6,608,000 and increased net revenue, offset by (a) higher interest expense and depreciation and amortization expenses incurred as part of the radio station acquisitions of the Company, and (b) an increase in station operating expenses as the Company reconfigured and developed the Los Angeles Stations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of Y-107 LA and Y-107 NY, and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because its broadcast properties are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in major markets. Accordingly, the Company expects to generate consolidated net losses for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering) and borrowings under the Old Credit Facility. The Company has entered into various employment contracts with thirteen individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,725,000 in 1998, $470,000 in 1999 and $300,000 in 2000.

    The Company has never paid cash or stock dividends on shares of its common stock. The Company will continue to report net losses throughout the start up period for the Chicago Stations. Furthermore, it intends to retain future earnings for use in its business and does not anticipate paying dividends on shares of its Common Stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In each of the years ended December 31, 1995, 1996 and 1997, the Company reported cash used in operations. In the year ended December 31, 1996 these negative cash flow were predominantly due to the funding of start-up operations at Y-107 LA, together with an increase in interest expense in both periods, as borrowings under the Old Credit Facility were used to fund the Y-107 LA radio station acquisition. In the year ended December 31, 1997, the deficit was predominantly due to the start-up operating losses of Y-107 NY and increased interest expense for borrowings under the Old Credit Facility to finance the Y-107 NY and Chicago radio station acquisitions.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $333,000, $653,000 and $488,000 in the years ended December 31, 1995, 1996 and
1997, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, computer support equipment, and the purchase of promotional vehicles for the newly formed trimulcast stations. The Company has to date spent less than $250,000 per station group for the upgrades and other technical improvements associated with the implementation of its STMC-TM- concept for power increases at such station groups.

    CASH FLOWS FROM FINANCING ACTIVITIES

    Under the terms of the Old Credit Facility, the Company had a $35.0 million reducing revolving loan facility, of which amount Mr. Subotnick had guaranteed the payment of up to $6.0 million. At December 31, 1997, the Company had $30.1 million outstanding under the Old Credit Facility. The amounts outstanding under the Old Credit Facility were repaid with the proceeds of the Notes Offering on March 17, 1998.

    The Company completed a private placement of $174.0 million aggregate principal amount of Notes on March 17, 1998, generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company intends to use the remaining proceeds of the Notes Offering to finance the acquisition costs of radio station properties and for general working capital purposes.

    The Notes were issued at an original issue discount and will accrete in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually to an aggregate principal amount of $174.0 million. Cash interest will not accrue on the Notes prior to March 15, 2001. Thereafter, interest on the Notes will accrue at a rate of 11 1/4% per annum and will be payable in cash semi-annually, commencing September 15, 2001. The Notes will mature on March 15, 2005 but may be redeemed after March 15, 2001 at the option of the Company, in whole or in part at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15 of 2002, 2003 and on and after 2004, respectively. In addition, up to 33 1/3% of the original principal amount of the Notes may be redeemed at the option of the Company prior to March 15, 2001 at a redemption price equal to 111.25% of the accreted value of the Notes with net cash proceeds of one or more equity offerings of the Company so long as there is a public market for the Class A Common Stock at the time of such redemption and provided that at least 66 2/3% of the original principal amount of the Notes remains outstanding.

    Holders of the Notes have the right to require the Company to repurchase their Notes upon a "change of control" of the Company, at a price equal to 101% of the accreted value of the Notes if such repurchase occurs prior to March 15, 2001 or of the principal amount of such Notes if such repurchase occurs thereafter. A "change of control" for purposes of the Notes is deemed to occur
(i) when any person other than the Principal Stockholders, the management and their affiliates (the "Permitted Holders"), becomes the owner of more than 35% of the total voting power of the Company's stock and the Permitted Holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to elect a majority of the Board of Directors, (ii) when the Board of Directors does not consist of a majority of continuing directors, (iii) upon the occurrence of a sale or transfer of all or substantially all of the assets of the Company taken as a whole, or (iv) upon the adoption by the stockholders of a plan for the liquidation or dissolution of the Company.

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's restricted subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its restricted subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, distributions from restricted subsidiaries, sales of capital stock of restricted subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. The Company is currently in compliance with all covenants and other restrictions under the Notes and anticipates that it will continue to meet the requirements of the Notes.

    The Notes contain customary events of default including payment defaults and default in the performance of other covenants, certain bankruptcy defaults, judgment and cross defaults, and failure of a subsidiary guarantee to be in full force and effect.

    In connection with the consummation of the Notes Offering, the Company entered into the Revolving Credit Facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's Los Angeles Stations' cash flow. The Revolving Credit Facility will mature on the fifth anniversary of the Issue Date and amounts outstanding under the Revolving Credit Facility will bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin will initially be 2.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin will initially be 3.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company's and its restricted subsidiaries' assets. The Company will pay fees of
0.5 percent per annum, on the aggregate unused portion of the facility.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on sales of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain minimum interest coverage ratios. The Company is currently in material compliance with all covenants and other restrictions under the Revolving Credit Facility and anticipates that it will continue to meet the requirements of the Revolving Credit Facility.

    The Revolving Credit Facility contains customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults, revocation of any of the Company's broadcast licenses and change in control. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control" as defined in the Revolving Credit Facility. For purposes of the Revolving Credit Facility, a change of control will occur when (i) any person or group other than the Principal Stockholders and their affiliates obtains the power to elect a majority of the Board of Directors, (ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses, or when (iii) the Board of Directors does not consist of a majority of continuing directors.

    The Company is actively reviewing potential STMC-TM-, and other station acquisition candidates. As of the date of this report, the Company has no binding commitments for any such acquisitions. See "Business--Acquisitions." After giving effect to the Notes Offering and application of the net proceeds therefrom, the Company has available approximately $88.5 million of cash on hand and up to $15.0 million of borrowing capacity under the Revolving Credit Facility, which can be used for working capital purposes, including financing these acquisitions. Cash on hand and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that the net proceeds of the Notes Offering, its available borrowing capacity and its broadcast cash flow from operations will be sufficient to finance its capital expenditure programs, as well as existing operational and debt service requirements, through December 31, 1998. Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to acquire and build a major market broadcast group; and (ii) the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable successfully to implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

YEAR 2000

    Some of the Company's older computer programs were written using two digits rather than four to define the application year. As a result, those computer programs each have time-sensitive softwares that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has completed the review of its systems and has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own year 2000 issues. All of the systems tested and a majority of the third parties reviewed to date are year 2000 compliant. Year 2000 costs are not expected to have a material impact on the Company's ongoing results of operations. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              BIG CITY RADIO, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
BIG CITY RADIO, INC.

Report of KPMG Peat Marwick LLP, Independent Auditors......................................................         27

Report of Holtz Rubenstein & Co., LLP, Independent Auditors................................................         28

Balance Sheets as of December 31, 1996 and 1997............................................................         29

Statements of Operations for the years ended December 31, 1995, 1996 and 1997..............................         30

Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..............................         31

Statement of Stockholders' Deficit.........................................................................         32

Notes to Financial Statements..............................................................................         33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Big City Radio, Inc.:

    We have audited the accompanying consolidated balance sheets of Big City Radio, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited Schedule II, Combined Financial Statement Schedules Valuation and Qualifying Accounts for the years ended December 31, 1997 and 1996. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big City Radio, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             KPMG Peat Marwick LLP

Los Angeles, California
March 20, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Big City Radio, Inc.:

    We have audited the accompanying statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1995 of Big City Radio, Inc. (formerly Odyssey Communications, Inc.) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Big City Radio, Inc. for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Melville, New York
September 19, 1997

-------------------

                                          Holtz Rubenstein & Co., LLP
                                          Certified Public Accountants

                              BIG CITY RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                                                                         1996           1997
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
  Cash.............................................................................  $     234,000         80,000
  Cash held in escrow (note 3).....................................................        500,000       --
  Accounts receivable, net of allowance of $212,000 and $213,000 in 1996 and 1997,
    respectively...................................................................      1,537,000      2,325,000
  Prepaid expenses and other current assets........................................         42,000        252,000
                                                                                     -------------  -------------
        Total current assets.......................................................      2,313,000      2,657,000
Property and equipment, net (note 4)...............................................      1,477,000      2,679,000
Intangibles, net (note 5)..........................................................     29,230,000     54,115,000
Deferred financing fees............................................................        473,000        612,000
Other assets.......................................................................         36,000         45,000
Advance to purchase stations (note3)...............................................      5,434,000       --
                                                                                     -------------  -------------
        Total assets...............................................................  $  38,963,000     60,108,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable...............................................................  $     830,000      1,125,000
    Accrued expenses...............................................................        454,000      1,383,000
    Other current liabilities......................................................        735,000        368,000
                                                                                     -------------  -------------
        Total current liabilities..................................................      2,019,000      2,876,000
                                                                                     -------------  -------------
Notes payable:
    Long-term debt (note 6)........................................................     28,200,000     30,100,000
    Notes payable, stockholders (note 7)...........................................     12,544,000       --
Deferred income tax liabilities (notes 2 and 10)...................................       --            2,100,000
Stockholders' deficit:
    Preferred stock, $.01 par value.Authorized 20,000,000 shares in 1997; zero
      shares issued and outstanding................................................       --             --
    Common stock, Class A, $.01 par value.Authorized 2,000 shares and 80,000,000 shares in 1996 and 1997, respectively; issued and outstanding 9,375,520
      shares and 5,725,062 shares in 1996 and 1997, respectively...................         94,000         57,000
    Common stock, Class B, $.01 par value.Authorized 20,000,000 shares in 1997;
      issued and outstanding 8,250,458 shares......................................       --               83,000
    Additional paid-in capital.....................................................      6,395,000     27,024,000
    Deficit........................................................................    (10,289,000)    (2,132,000)
                                                                                     -------------  -------------
                                                                                        (3,800,000)    25,032,000
                                                                                     -------------  -------------
        Total liabilities and stockholders' deficit................................  $  38,963,000     60,108,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                            1995           1996          1997
                                                                        -------------  ------------  -------------
Gross revenues........................................................  $   5,655,000     8,567,000     11,731,000
  Less commissions and fees...........................................        430,000       623,000      1,271,000
                                                                        -------------  ------------  -------------
      Net revenues....................................................      5,225,000     7,944,000     10,460,000
                                                                        -------------  ------------  -------------
Operating expenses:
  Station operating expenses, excluding depreciation and
    amortization......................................................      7,185,000    12,253,000     12,466,000
  Corporate, general and administrative expenses......................        425,000     1,201,000      1,745,000
  Employment stock incentives.........................................       --             --           3,863,000
  Depreciation and amortization.......................................        798,000     1,388,000      2,444,000
                                                                        -------------  ------------  -------------
      Total operating expenses........................................      8,408,000    14,842,000     20,518,000
                                                                        -------------  ------------  -------------
      Operating loss..................................................     (3,183,000)   (6,898,000)   (10,058,000)
                                                                        -------------  ------------  -------------
Other income (expenses):
  Gain on sale of stations............................................       --           6,608,000       --
  Interest expense, net...............................................       (842,000)   (2,827,000)    (4,348,000)
  Other, net..........................................................         20,000        19,000        101,000
                                                                        -------------  ------------  -------------
      Total other income (expenses)...................................       (822,000)    3,800,000     (4,247,000)
                                                                        -------------  ------------  -------------
      Loss before provision for income taxes, reinstatement of
        deferred income taxes relating to conversion to C Corporation
        status and extraordinary loss.................................     (4,005,000)   (3,098,000)   (14,305,000)
Income tax benefit (notes 2 and 10)...................................       --             --           1,050,000
Deferred income taxes resulting from conversion to C Corporation
  status (note 2).....................................................       --             --          (3,350,000)
                                                                        -------------  ------------  -------------
      Loss before extraordinary loss..................................     (4,005,000)   (3,098,000)   (16,605,000)
Extraordinary loss on extinguishment of debt, net of income taxes
(note 6)..............................................................       --             --            (313,000)
                                                                        -------------  ------------  -------------
      Net loss........................................................  $  (4,005,000)   (3,098,000)   (16,918,000)
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------
Basic and diluted loss per share:
  Loss before extraordinary item......................................  $       (0.66)        (0.39)         (1.74)
  Extraordinary item..................................................       --             --               (0.03)
                                                                        -------------  ------------  -------------
      Net loss........................................................  $       (0.66)        (0.39)         (1.77)
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------
Weighted average shares outstanding...................................      6,088,000     8,024,000      9,539,000
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                           1995           1996           1997
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net loss...........................................................  $  (4,005,000)    (3,098,000)   (16,918,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization....................................        798,000      1,388,000      2,444,000
    Deferred income taxes............................................       --             --            2,100,000
    Loss on abandonment..............................................        150,000       --             --
    Contributed services.............................................         20,000       --             --
    Gain on sale of stations.........................................       --           (6,608,000)      --
    Employment stock incentives......................................       --             --            3,863,000
    Extraordinary loss on extinguishment of debt.....................       --             --              513,000
    Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in assets:
        Accounts receivable..........................................       (429,000)      (456,000)      (788,000)
        Prepaid expenses and other current assets....................        (18,000)        30,000       (210,000)
        Other assets.................................................        (33,000)        54,000         (9,000)
      Increase (decrease) in liabilities:
        Accounts payable.............................................        302,000        458,000        295,000
        Accrued expenses.............................................        257,000         84,000        929,000
        Other liabilities............................................         16,000        700,000       (367,000)
                                                                       -------------  -------------  -------------
          Net cash used in operating activities......................     (2,942,000)    (7,448,000)    (8,148,000)
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Purchase of property and equipment.................................       (333,000)      (653,000)      (488,000)
  Cash paid and advanced for assets of radio stations acquired.......     (3,550,000)   (38,173,000)   (21,967,000)
  Cash received for radio stations sold..............................       --           20,025,000       --
  Net advances to purchase stations..................................       --           (5,434,000)      --
                                                                       -------------  -------------  -------------
          Net cash used in investing activities......................     (3,883,000)   (24,235,000)   (22,455,000)
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Loans from stockholders............................................      7,522,000      4,186,000        801,000
  Drawdown on credit facility, net of fees paid of $535,000 and
    $793,000 in 1996 and 1997, respectively..........................       --           38,865,000     30,007,000
  Repayment of existing credit facility..............................       --          (11,200,000)   (28,900,000)
  Repayment of note payable..........................................       --           (1,000,000)      --
  Proceeds from initial public offering..............................       --             --           28,541,000
  Capital contributions..............................................        350,000       --             --
  Other..............................................................        (93,000)      --             --
                                                                       -------------  -------------  -------------
          Net cash provided by financing activities..................      7,779,000     30,851,000     30,449,000
                                                                       -------------  -------------  -------------
          Change in cash and cash equivalents........................        954,000       (832,000)      (154,000)
Cash and cash equivalents at beginning of year.......................         56,000      1,066,000        234,000
Adjustment for duplicate three-month period..........................         56,000       --             --
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............................  $   1,066,000        234,000         80,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                COMMON STOCK           ADDITIONAL
                                         ---------------------------     PAID-IN      ACCUMULATED
                                            SHARES        AMOUNT         CAPITAL        DEFICIT         TOTAL
                                         ------------  -------------  -------------  -------------  -------------
Balance at December 31, 1994...........       --       $    --            1,000,000     (3,484,000)    (2,484,000)
Capital contribution...................     6,088,000         61,000        309,000       --              370,000
Net loss...............................       --            --             --           (4,005,000)    (4,005,000)
Adjustment for change in fiscal
  year-end (note 2)....................       --            --             --              298,000        298,000
                                         ------------  -------------  -------------  -------------  -------------
Balance at December 31, 1995...........     6,088,000         61,000      1,309,000     (7,191,000)    (5,821,000)
Contribution of stockholders' loans to
  equity (note 3)......................     3,287,520         33,000      5,086,000       --            5,119,000
Net loss...............................       --            --             --           (3,098,000)    (3,098,000)
                                         ------------  -------------  -------------  -------------  -------------
Balance at December 31, 1996...........     9,375,520         94,000      6,395,000    (10,289,000)    (3,800,000)
Capital contribution related to
  employment incentive.................       --            --            3,713,000       --            3,713,000
Net loss in the period January 1, 1997
  to the date of the change in tax
  status, October 1, 1997..............       --            --             --          (11,435,000)   (11,435,000)
Reinstatement of deferred income taxes
  relating to conversion to C
  Corporation status (note 2)..........       --            --             --           (3,350,000)    (3,350,000)
Reclassification of accumulated deficit
  to paid-in capital in connection with
  the termination of S Corporation
  status...............................       --            --          (25,074,000)    25,074,000       --
Stock option awards....................       --            --              150,000       --              150,000
Equity contribution and
  reclassification (note 11)...........       --            --           13,345,000       --           13,345,000
Initial public offering................     4,600,000         46,000     28,495,000       --           28,541,000
Net loss in the period following
  conversion to C Corporation..........       --            --             --           (2,132,000)    (2,132,000)
                                         ------------  -------------  -------------  -------------  -------------
Balance at December 31, 1997...........    13,975,520  $     140,000     27,024,000     (2,132,000)    25,032,000
                                         ------------  -------------  -------------  -------------  -------------
                                         ------------  -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

(1) ORGANIZATION AND BUSINESS

    Big City Radio, Inc. (formerly Odyssey Communications, Inc.) ("Big City Radio") was incorporated in Delaware on August 2, 1994 and commenced operations on January 1, 1995. On May 30, 1996, Big City Radio merged with Q Broadcasting, Inc. ("Q", and together with Big City Radio, the "Company") with Big City Radio being the surviving company. Big City Radio and Q were owned 94% and 100% by Stuart and Anita Subotnick (the "Principal Stockholders"). Accordingly, the merger has been accounted for as a combination of entities under common control. As a result, the combination of Big City Radio and Q was effected utilizing historical costs. At the date of conversion from S Corporation to C Corporation (see note 2), the Company formed five wholly owned subsidiaries, Big City Radio -- LA, LLC; Big City Radio -- NYC, LLC; Big City Radio -- CHI, LLC; WRKL Rockland Radio, LLC; and Odyssey Traveling Billboards, Inc.

    The Company owns and operates radio broadcasting stations. As of December 31, 1997, the Company owned three FM stations in Southern California, KLYY-FM Arcadia, KVYY-FM Ventura and KSYY-FM Fallbrook (programmed as "Y-107 LA"). In the New York area, the Company owns four radio properties, WWXY-FM Westchester County, New York and WRKL-AM Rockland, New York (the "Original New York Stations") and WWZY-FM Monmouth, New Jersey and WWVY-FM Hampton Bays, New York. WWXY-FM, WWZY-FM and WWVY-FM are programmed as "New Country Y-107." In the Chicago area, the Company owns two radio properties, WXXY-FM Highland Park, Illinois and WYXX-FM Morris, Illinois (programmed as "FM 103.1").

    Since inception, the Company has not generated significant revenue, has incurred substantial losses and has never generated positive cash flows from operations. The Company's recent purchases and reformatting of radio stations in its markets are currently contributing to the Company's losses. The Company believes that losses will continue while the Company pursues its strategy of acquiring and developing radio stations. In March 1998, the Company successfully completed the offering of 11.25% Senior Discount Notes (the "Note Offering" see note 12). The net proceeds of approximately $125,400,000 from this offering were used to repay approximately $32,800,000 of the Credit Facility (see note 6). Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility in the amount of $15 million (see note 12). The Company believes the proceeds from the Note Offering, together with the available revolving credit facility, will be sufficient to permit it to acquire, develop and operate new and existing properties through at least December 31, 1998.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    In connection with the merger discussed in note 1, Big City Radio and Q are deemed to be combined since inception for financial reporting purposes. Big City Radio reports on the basis of a December 31 year-end and Q reported on the basis of a September 30 year-end. As a result, the December 31, 1995 and 1996 financial statements include the operations of Q on the basis of an eight-month period ended May 30, 1996 (the date of sale of the Q Stations) and twelve-month period ended September 30, 1995, respectively. Reported periods prior to January 1, 1995, the commencement of Big City Radio operations, reflected the operations of Q on the basis of a September 30 year-end. The Company previously reported Q's operations for the period October 1, 1994 to December 31, 1994 to transition from a September 30 to a December 31 year-end. As a result, the financial statements for the twelve months ended December 31, 1995 include the three months of Q (October, November and December 1994) that were included in the three-month transition period ended December 31, 1994. The net revenues and net loss for the three-month duplicate

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period are $604,000 and $298,000, respectively. The December 31, 1995 accumulated deficit has been adjusted to eliminate the duplication of the October, November and December 1994 net losses.

    The accompanying consolidated financial statements include the accounts of Big City Radio, Inc. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years for transmission equipment, vehicles and furniture and office equipment to 39 years for buildings.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

INTANGIBLE ASSETS

    Intangible assets include the portion of the purchase price allocable to FCC broadcast licenses, which are amortized over 40 years. Covenants not to compete, signed as part of station acquisition agreements, are amortized over the period of the agreements, generally 3 years. Organization costs are amortized over 5 years.

    It is the Company's policy to account for intangible assets at the lower of amortized cost or fair market value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that they are impaired. If this review indicates that the intangibles will not be recoverable as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to their estimated realizable value. The Company has determined that intangibles are fairly stated at December 31, 1997.

DEFERRED FINANCING FEES

    Deferred finance costs and loan origination fees incurred in connection with the long-term debt and Senior Discount Notes (see notes 6 and 12) are and will be amortized over the period of the relevant facility.

REVENUE RECOGNITION

    Broadcasting revenue is recognized when commercials are aired. Net revenues represent gross revenues, less direct fees and commissions paid to independent advertising agencies.

INCOME TAXES

    The Company previously elected to be treated as an S Corporation for federal and certain state income tax purposes. As an S Corporation, the earnings and losses of the Company were reported by the individual stockholders and the Company was not responsible for federal or certain state income taxes.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company terminated its S Corporation election effective October 1, 1997. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements for the years ended December 31, 1995 and 1996. The year ended December 31, 1997 reflects a provision for income taxes comprised of a charge of $3,350,000 relating to the reinstatement of deferred income taxes resulting from the conversion to C Corporation status and a deferred tax benefit of $1,050,000 for the period from October 1, 1997 to December 31, 1997.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

    The carrying amounts reported in the balance sheets for cash, current receivables, accounts payable and accrued expenses approximate fair value.

    The carrying value of the long-term debt approximates fair value because it is a floating rate instrument.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company believes that concentration of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company provides for its estimate of uncollectible accounts on a periodic basis. The Company has not experienced significant losses relating to accounts receivable. For periods ended December 31, 1995, 1996 and 1997, no customer accounted for more than 10% of revenues.

BARTER TRANSACTIONS

    The Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability is relieved when the commercials are broadcast, and barter expense is recorded and the assets are relieved when the goods or services are received or used.

ADVERTISING

    The Company charges advertising costs, as incurred, to expense. Advertising costs amounted to $320,000, $550,000 and $1,275,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Principles Board Opinion (APB) No. 15 and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended December 31, 1997. Stock options issued under the Company's 1997 Incentive Stock Plan amounting to 572,500 at December 31, 1997 were not included in the computation of diluted EPS because to do so would have been antidilutive.

ACCOUNTING FOR STOCK OPTIONS

    Prior to January 1, 1996, the Company accounted for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and disclosure for employee stock option grants made in 1995, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, the adoption of SFAS No. 123 did not have a material effect on the consolidated financial statements of the Company.

REPORTING COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in that Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective January 1, 1998.

(3) ACQUISITIONS AND DISPOSITIONS

    On August 8, 1997, the Company acquired substantially all of the assets of WXXY-FM Chicago for a purchase price of $9,500,000 and WYXX-FM Chicago for a purchase price of $1,100,000. The fair value of the WXXY-FM and WYXX-FM assets acquired is as follows:

                                                                        WXXY-FM       WYXX-FM
                                                                      ------------  -----------
Fixed assets, including land........................................  $    119,000     154,000
FCC broadcast license...............................................     9,381,000     946,000

    The fair value of the fixed assets and land acquired is determined by reference to replacement value on an individual-asset basis and comparable property, respectively. The remaining purchase price is assigned to the FCC license.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    On June 5, 1997, the Company acquired substantially all of the assets of WWZY-FM Monmouth, New Jersey, for a purchase price of $12,000,000. At that date, the seller's loan payable to the Company in the amount of $5,434,000 plus accrued interest of $103,000 was paid in full. This loan payable originated on the date the Company entered into an agreement to acquire WWZY-FM, November 7, 1996. The loan bore interest at prime rate plus 2% and was collateralized by substantially all the assets of the seller. The Company managed the operations of WWZY-FM for a fee from December 5, 1996 up to the effective acquisition date under a local marketing agreement ("LMA"). Revenue, programming expenses and other reimbursable expenses pursuant to the LMA have been included in the accompanying consolidated financial statements as have LMA fees of approximately $100,000 and $375,000 for the years ended December 31, 1996 and 1997, respectively. The fair value of WWZY-FM assets acquired, exclusive of acquisition costs, is as follows:

Fixed assets...................................................  $  833,000
FCC broadcast license..........................................  11,157,000
Covenant not to compete........................................      10,000

    The fair value of the fixed assets acquired is determined by reference to replacement value on an individual-asset basis. The fair value of the covenant not to compete is determined by reference to the covenant agreement, and the remaining purchase price is assigned to the FCC license.

    LMA fees are reflected in the accompanying consolidated financial statements as station operating expenses.

    On April 1, 1997, the Company acquired substantially all the assets of WWVY-FM Hampton Bays, New York, for a purchase price of $4,000,000. The Company managed the operations of WWVY-FM for a fee from December 31, 1996 up to the effective acquisition date under an LMA. Revenue, programming expenses and other reimbursable expenses pursuant to the LMA have been included in the accompanying consolidated financial statements as have LMA fees of $165,000 for the year ended December 31, 1997. Management's estimate of the fair value of WWVY-FM assets acquired, exclusive of acquisition costs, subject to further review and appraisal, is as follows:

Fixed assets....................................................  $  55,000
FCC broadcast license...........................................  3,795,000
Consulting agreement............................................    150,000

    The fair value of the fixed assets acquired is determined by reference to replacement value on an individual-asset basis. The fair value of the consulting agreement is determined by reference to the agreement, and the remaining purchase price is assigned to the FCC license.

    LMA fees are reflected in the accompanying consolidated financial statements as station operating expenses.

    On May 30, 1996, the Company acquired substantially all of the assets of KLYY-FM, Arcadia, KVYY-FM, Ventura, KSYY-FM, Fallbrook (the "Los Angeles Stations") and KWIZ-FM, Santa Ana, in a simultaneous purchase and multiparty, tax-free exchange through the use of a third party serving as a "qualified intermediary." The aggregate purchase price of the four stations was approximately $38,000,000. The acquisitions were recorded using the purchase method of accounting. In connection with the acquisition of the Los Angeles Stations and KWIZ-FM, the Company borrowed $31,000,000 under the Existing Credit Facility (see note 6). On December 20, 1996, the Company completed the sale of KWIZ-

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
FM, Santa Ana, California, for a sale price of $11,200,000 and simultaneously paid down the Existing Credit Facility in the same amount. No gain or loss was recorded in connection with the sale of KWIZ-FM.

    Immediately before the simultaneous purchase and multiparty tax-free exchange, Q was merged into Big City Radio (see note 1). Two Connecticut radio stations (WSTC-AM and WKHL-FM), which comprised the sole operating assets of Q (the "Q stations") were transferred to the acquirer of the Q stations for $9,500,000, of which $500,000 was held in escrow until May 31, 1997. Substantially all of the cash received from such acquirer plus cash provided by Big City Radio was transferred by the "qualified intermediary" to the third party disposing of the Los Angeles Stations in connection with the tax-free exchange of the Q stations for the Los Angeles Stations and the purchase of the assets of KWIZ-FM. For financial reporting purposes, the Company accounted for the transfer of the Q stations as a sale and recorded a gain of $6,608,000. In connection with the merger of Q and Big City Radio, the stockholders contributed $5,119,000 of loans payable by the Company to equity and received 3,287,520 additional shares of Common Stock.

    The Company managed the operations of the Los Angeles Stations and KWIZ-FM for a fee from March 26, 1996 up to the effective acquisition date under the LMA. Revenue, programming expenses and other reimbursable expenses pursuant to the LMA, including rent and utilities, have been included in the accompanying consolidated financial statements from March 26, 1996 as have LMA fees of approximately $593,000. The acquisitions were recorded using the purchase method of accounting. The fair value of the Los Angeles Stations' assets acquired, exclusive of acquisition costs, is as follows:

Fixed assets...................................................  $  437,000
FCC broadcast licenses.........................................  26,085,000
Covenant not to compete........................................      68,000

    The fair value of the fixed assets acquired is determined by reference to replacement value on an individual-asset basis. The fair value of covenants not to compete is determined by reference to the covenant agreement, and the remaining purchase price is assigned to the FCC licenses.

    LMA fees are reflected in the accompanying consolidated statements of operations as station operating expenses.

    Effective December 31, 1994, the Company acquired substantially all the assets of WWXY-FM and WRKL-AM. The aggregate purchase price totaled $4,550,000, consisting of cash of $3,550,000 and a note payable to the seller of $1,000,000 (which was repaid in 1996). The acquisitions were recorded using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations from January 1, 1995. The allocation of purchase price to the assets acquired is as follows:

Fixed assets....................................................  $ 250,000
Land and building...............................................    250,000
FCC broadcast licenses..........................................  3,300,000
Leasehold and tower.............................................    150,000
Covenant not to compete.........................................    600,000

    The fair value of the fixed assets acquired is determined by reference to replacement value on an individual-asset basis. The fair value of covenants not to compete is determined by reference to the covenant agreement, and the remaining purchase price is assigned to the FCC licenses.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    The acquisitions were recorded using the purchase method of accounting. The results of operations of the acquired businesses are included in the Company's consolidated financial statements since the respective dates of acquisition.

    The following unaudited pro forma results of operations illustrate the effect of the acquisition of WWZY-FM and WXXY-FM and assumes that the acquisitions occurred at the beginning of each of the periods presented:

                                                                     YEAR ENDED DECEMBER 31
                                                                  ----------------------------
                                                                      1996           1997
                                                                  -------------  -------------
Net revenues....................................................  $  12,007,000     11,495,000
Income (loss) from continuing operations........................     (4,778,000)   (18,700,000)
Pro forma loss per share........................................           (.51)         (1.96)

(4) PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1996 and 1997 were as follows:

                                                                         1996         1997
                                                                     ------------  ----------
Land...............................................................  $     50,000     377,000
Building and improvements..........................................       236,000     561,000
Transmitter equipment..............................................     1,152,000   1,925,000
Furniture and office equipment.....................................       260,000     422,000
Vehicles...........................................................       163,000     219,000
                                                                     ------------  ----------
                                                                        1,861,000   3,504,000
Less accumulated depreciation......................................       384,000     825,000
                                                                     ------------  ----------
                                                                     $  1,477,000   2,679,000
                                                                     ------------  ----------
                                                                     ------------  ----------

    Subsequent to December 31, 1995, the Company relocated its WWXY-FM tower, resulting in a write-off of its initial acquisition cost allocated to the tower of $150,000. This amount is included in other expenses, net, in the 1995 consolidated statement of operations.

(5) INTANGIBLES

    Intangibles at December 31, 1996 and 1997 are as follows:

                                                                       1996           1997
                                                                   -------------  ------------
FCC broadcast licenses...........................................  $  29,528,000    55,788,000
Covenants not to compete.........................................        668,000       678,000
                                                                   -------------  ------------
                                                                      30,196,000    56,466,000
Less accumulated amortization....................................        966,000     2,351,000
                                                                   -------------  ------------
                                                                   $  29,230,000    54,115,000
                                                                   -------------  ------------
                                                                   -------------  ------------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(6) LONG-TERM DEBT

    On May 30, 1996, the Company entered into a credit agreement (the Old Credit Facility) with The Chase Manhattan Bank. The Old Credit Facility provided revolving credit commitments in the form of loans and/or letters of credit in an aggregate principal amount of $40 million. A significant portion of the debt was guaranteed by a Principal Stockholder. This facility was subsequently amended in November 1996, May 1997 and August 1997 to primarily change the available borrowings.

    On December 24, 1997, following the initial public offering of the Company's stock, the Old Credit Facility was substantially amended to comprise a new $35 million reducing revolving facility (Credit Facility). Outstanding amounts under the Credit Facility bear interest at a rate based, at the option of the Company, on the participating bank's prime rate, plus 1.5% to 2.0% or the London Inter-Bank Borrowing Rate, plus 2.5% to 3.0%, except for guaranteed amounts which bear interest at 1% less. A Principal Stockholder of the Company has guaranteed $6 million of the outstanding amounts. As consideration for agreeing to the Credit Agreement, the Company paid financing fees of $612,000. These fees will be amortized over the period of the Credit Agreement. In addition, the Company agreed to pay a commitment fee quarterly equal to 0.5% per annum on the average unused available credit. Upon entering into the Credit Facility, the Company recorded a loss on extinguishment of the Old Credit Facility which consisted of the existing unamortized deferred financing fees of $513,000. This expense is reported, net of its tax effect of $200,000, as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 1997.

    The interest rates for the guaranteed and nonguaranteed portions as of December 31, 1997 were 8.9% and 9.9%, respectively. Interest expense on the above facilities for the years ended December 31, 1996 and 1997 was $1,794,000 and $3,547,000, respectively.

    The Credit Facility contains certain financial and operational covenants and other restrictions with which the Company had to comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company, and requirements to maintain certain financial ratios. The Company was also prohibited from making acquisitions without the prior consent of the Bank. All of the Company's obligations under the Credit Facility are secured by a first priority security interest in all of the Company's tangible and intangible property and assets.

    In March 1998, the Company repaid all amounts outstanding under the Credit Facility (see note 12).

(7) NOTES PAYABLE TO STOCKHOLDERS

    At December 31, 1996 and 1997, the Company had $12,544,000 and $0 outstanding in notes payable to stockholders at interest rates which fluctuated and ranged during the periods from 5.5% to 8% per annum for the years ended December 31, 1996 and 1997, respectively. The notes payable to the stockholders were contributed as equity to the Company at the date of the Company's initial public offering (see note 11). The notes were subordinated to the Old Credit Facility. Interest expense related to notes payable to stockholders was $781,000, $1,033,000 and $801,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(8) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases studio and office space, transmitter tower sites and office equipment under operating leases. Future minimum rental commitments for the remainder of the operating leases are as follows:

1998............................................................  $ 325,000
1999............................................................    298,000
2000............................................................    246,000
2001............................................................    199,000
2002............................................................    114,000
Thereafter......................................................     86,000
                                                                  ---------
                                                                  $1,268,000
                                                                  ---------
                                                                  ---------

    Rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $301,000, $325,000 and $383,000, respectively.

EMPLOYMENT CONTRACTS

    The Company has entered into various employment contracts with 13 individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are as follows:

1998............................................................  $1,725,000
1999............................................................    470,000
2000............................................................    300,000
                                                                  ---------
                                                                  $2,495,000
                                                                  ---------
                                                                  ---------

CONTINGENT LIABILITIES

    The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or liquidity of the Company.

(9) SUPPLEMENTARY INFORMATION -- STATEMENT OF CASH FLOWS

    The Company acquired vehicles during the years ended December 31, 1996 and 1997 through issuances of notes payable amounting to $51,000 and $33,000, respectively.

    Barter transactions resulted in sales of $941,000, $875,000 and $850,000 and related expenses of $951,000, $962,000 and $797,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

    Cash paid for interest during the years ended December 31, 1995, 1996 and 1997 amounted to $781,000, $2,454,000 and $4,395,000, respectively.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(9) SUPPLEMENTARY INFORMATION -- STATEMENT OF CASH FLOWS (CONTINUED)
    The capitalization of the Company on January 1, 1995 was effected by the contribution of $350,000 in cash equity funds and the payment on behalf of the Company of legal and other start-up expenses of $20,000.

    During the years ended December 31, 1996 and 1997, the Principal Stockholders contributed notes payable of $5,119,000 and $13,345,000, respectively, to the Company's capital.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(10) INCOME TAXES

    The Company did not incur income taxes during the years ended December 31, 1995 and 1996 and the period ended September 30, 1997 due to its election to be treated as an S corporation. Income tax expense for the year ended December 31, 1997 is comprised of the following:

Deferred tax expense resulting from conversion to C
  Corporation................................................  $3,350,000
Deferred tax benefit.........................................  (1,050,000)
Tax benefit resulting from extraordinary loss................   (200,000)
                                                               ---------
                                                               $2,100,000
                                                               ---------
                                                               ---------

    The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate in 1995 and 1996 due to the Company's S Corporation status and in 1997 due to the following:

Federal income taxes at the statutory rate..................  $(4,864,000)
State income taxes, net of any amount of Federal income tax
  benefit...................................................     (84,000)
Extraordinary loss..........................................    (200,000)
Losses during status as S Corporation.......................   3,888,000
Conversion to C Corporation.................................   3,350,000
Other.......................................................      10,000
                                                              ----------
                                                              $2,100,000
                                                              ----------
                                                              ----------

    The tax effects of the significant temporary differences which comprise the deferred tax liability at December 31, 1997 are as follows:

Deferred tax assets:
  Net operating loss.........................................  $1,603,000
  Other......................................................    287,000
                                                               ---------
                                                               1,890,000
                                                               ---------
Deferred tax liabilities:
  Deferred gain..............................................  2,946,000
  Depreciation and amortization..............................  1,044,000
                                                               ---------
                                                               3,990,000
                                                               ---------
    Net deferred tax liability...............................  $2,100,000
                                                               ---------
                                                               ---------

    The Company has approximately $1,603,000 of net operating loss carryforwards for Federal income tax purposes which expire in 2017.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. At December 31, 1997, based on projections for

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(10) INCOME TAXES (CONTINUED)
future taxable income over the periods in which the level of deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, no valuation allowance has been provided for the deferred tax assets for the year ended December 31, 1997.

(11) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

    On December 24, 1997, the Company completed an initial public offering ("the Offering") of 4,600,000 shares of its Class A Common Stock, at an offering price of $7.00 per share. Simultaneously with the Offering, certain related transactions occurred.

    EQUITY CONTRIBUTION AND RECLASSIFICATION -- Immediately prior to the consummation of the Offering, the Principal Stockholders contributed the entire amount of certain outstanding stockholders' loans in the amount of $13,345,000 made to the Company to the Company's capital (the "Equity Contribution"). Simultaneously with the Equity Contribution, each share of the Company's Common Stock, par value $.01 per share (the "Old Common Stock"), was reclassified into 7,610 shares of Class A Common Stock and the Principal Stockholders exchanged each share of Class A Common Stock held by them for one share of Class B Common Stock (the foregoing reclassification and exchange is hereinafter referred to as the "Reclassification"). In addition, the Company converted from an S Corporation to a C Corporation.

    DESCRIPTION OF CAPITAL STOCK -- The authorized capital stock of the Company upon consummation of the Equity Contribution and the Reclassification consists of 120,000,000 shares of capital stock, par value $.01 per share, of which 80,000,000 shares have been designated as Class A Common Stock and 20,000,000 shares have been designated as Class B Common Stock. After completion of the Offering, 5,725,062 shares of Class A Common Stock are issued and outstanding and 8,250,458 shares of Class B Common Stock are issued and outstanding. In addition, 8,250,458 shares of Class A Common Stock are reserved for issuance upon conversion of the Class B Common Stock. Immediately prior to the consummation of the Offering, there was one holder of Class A Common Stock and two holders of Class B Common Stock.

    The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions in respect to the shares of the Class B Common Stock.

    The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of all classes of Common Stock vote together as a single class on all matters presented to the stockholders for their vote or approval except for the election and removal of directors as described below and as otherwise required by applicable law. In addition, with respect to the election of directors, the Company's Amended and Restated Certificate of Incorporation provides that holders of Class B Common Stock vote as a separate class to elect up to 75% of the members of the Company's Board of Directors. Stockholders have no cumulative voting rights.

    EMPLOYMENT INCENTIVE -- On July 1, 1997, the Principal Stockholders transferred 68 shares of Old Common Stock to the Chief Executive Officer as an employment incentive. The consolidated statement of operations for the year ended December 31, 1997 reflects a charge of $3,713,000 relating to the award. The charge represents the fair market value of the stock transferred and it has been reflected as a capital contribution in the accompanying consolidated financial statements.

    STOCK OPTION PLAN -- On December 1, 1997, the Company adopted the Big City Radio, Inc. 1997 Incentive Stock Plan (the "1997 Incentive Stock Plan"). The following is a summary of the material features of the 1997 Incentive Stock Plan.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(11) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)
    The types of awards that may be granted pursuant to the 1997 Incentive Stock Plan include (i) incentive stock options ("ISOs") and (ii) nonqualified stock options ("NQSOs" and together with ISOs, "Stock Options" and "Awards").

    Stock Option grants will consist of the maximum number of ISOs that may be granted to a particular grantee under applicable law with the balance of the Stock Options being NQSOs.

    Subject to certain exceptions set forth in the 1997 Incentive Stock Plan, the aggregate number of shares of the Class A Common Stock that may be the subject of Awards under the 1997 Incentive Stock Plan is 700,000. The maximum number of shares of Class A Common Stock available with respect to Awards granted to any one grantee shall not exceed, in the aggregate, 100,000 shares. Shares of Class A Common Stock granted under the 1997 Incentive Stock Plan may either be authorized by unissued shares of Class A Common Stock not reserved for any other purpose or shares of Class A Common Stock held in or acquired for the treasury of the Company.

    On December 1, 1997, options to purchase an aggregate of 150,000 shares of Class A Common Stock were granted to certain officers and directors of the Company, at an exercise price of $6.00 per share. These options vested immediately resulting in a charge of $150,000. On the date of the Offering, options to purchase an aggregate of 422,500 shares of Class A Common Stock were granted to certain officers, directors and advisors of the Company, at an exercise price per share equal to the initial public offering price per share in the Offering.

    Summary information pertaining to the plan for the year ended December 31, 1997 is as follows:

                                                                EXERCISE        WEIGHTED
                                                  NUMBER OF       PRICE          AVERAGE
                                                   SHARES       PER SHARE    EXERCISE PRICE
                                                 -----------  -------------  ---------------
Outstanding at beginning of year...............          --   $          --     $      --
Granted........................................     572,500     6.00 - 7.00          6.74
Exercised......................................          --              --            --
Outstanding at end of year.....................     572,500     6.00 - 7.00          6.74
Exercisable at end of year.....................     150,000            6.00          6.00
Available for grant at end of year.............     127,500                            --

    At December 31, 1997, the weighted average remaining contractual life of all outstanding options was 10 years.

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options granted at fair market value in the consolidated financial statements. Compensation cost will be recorded for options granted below fair market value.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(11) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)
    In 1995 and 1996, the Company did not grant any stock options nor did it have any previously granted options outstanding. Accordingly, for these years, there is no pro forma impact on earnings had SFAS No. 123 fair value methods been used. In 1997, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                 1997
                                                                            --------------
Net income (loss):
As reported...............................................................  $  (16,918,000)
Pro forma.................................................................     (17,515,000)

Earnings (loss) per share:
As reported...............................................................           (1.77)
Pro forma.................................................................           (1.84)
                                                                            --------------
                                                                            --------------

    At December 31, 1997, the per share weighted average fair value of stock options granted was $4.83 on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 5.57%, expected volatility of 50% and an expected life of 10 years.

(12) SUBSEQUENT EVENTS

    On March 17, 1998 ("the issue date"), the Company completed the offering of $174,000,000 11.25% Senior Discount Notes ("the Notes"). The Senior Discount Notes are due 2005 and were issued at a discount to their aggregate principal amount at maturity generating gross proceeds to the Company of approximately $125.4 million. They mature on March 15, 2005. The Notes will accrete in value until March 15, 2001 at a rate of 11.25% per annum, compounded semiannually, to an aggregate principal amount of $174.0 million. Cash interest will not accrue on the Notes prior to March 15, 2001. Thereafter, interest on the Notes will accrue at a rate of 11.25% per annum and will be payable semiannually in cash on March 15 and September 15 of each year, commencing on September 15, 2001.

    Except as described below, the Company may not redeem the Notes prior to March 15, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at certain redemption prices together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time on or prior to March 15, 2001, the Company may, at its option, redeem in the aggregate up to 33 1/3% of the original principal amount of the Notes with net cash proceeds of one or more Equity Offerings received by the Company so long as there is a public market for the Company's Class A Common Stock at the time of such redemption, at a redemption price equal to 111.25% of the accreted value thereof to be redeemed, to the date of redemption; provided that at least
66 2/3% of the original principal amount of the Notes remains outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon a Change of Control, each holder of Notes has the right to require the Company to make an offer to purchase the Notes at a price equal to 101% of the accreted value of such Notes prior to March 15, 2001, or 101% of the principal amount of such Notes thereafter, together with accrued and unpaid interest, if any, to the date of the purchase.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1996 AND 1997

(12) SUBSEQUENT EVENTS (CONTINUED)

    The Notes are unsecured, senior obligations of the Company and rank pari passu in right of payment to all existing and future senior indebtedness of the Company and senior to all existing and future subordinated indebtedness of the Company. The Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries. The indenture does not restrict the ability of the Company or its subsidiaries to create, acquire or capitalize subsidiaries in the future. The Notes will be effectively subordinated to all existing and future indebtedness of the Company's subsidiaries.

    Simultaneously with the consummation of the Notes, the Company entered into the Revolving Credit Facility providing for up to $15 million of availability. The Revolving Credit Facility matures on the fifth anniversary of the Issue Date and amounts outstanding under the Revolving Credit Facility bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin is 2.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio) or the London Inter-Bank Borrowing Rate (in which case the applicable margin is 3.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company and its subsidiaries' assets. The Company will pay fees of .5% per annum, on the aggregate unused portion of the facility.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on sale of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain financial ratios, maximum total leverage, minimum interest coverage and minimum fixed charge coverage.

    The Revolving Credit Facility contains customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults, revocation of any of the Company's broadcast licenses and change in control. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control." For purposes of the Revolving Credit Facility, a change of control will occur when (i) any person or group other than the Principal Stockholders and their affiliates obtains the power to elect a majority of the Board of Directors, (ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses or (iii) the Board of Directors does not consist of a majority of continuing directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    For information, see the Company's Registration Statement on Form S-1 (File No. 333-36449).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 12, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 12, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 12, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 12, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statement, Financial Statement Schedules and Exhibits

1. FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Report of KPMG Peat Marwick LLP, Independent Auditors......................................................          27
Report of Holtz Rubenstein & Co., LLP, Independent Auditors................................................          28
Balance Sheets as of December 31, 1996 and 1997............................................................          29
Statements of Operations for the years ended December 31, 1995, 1996 and 1997..............................          30
Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..............................          31
Statement of Stockholders' Deficit.........................................................................          32
Notes to Financial Statements..............................................................................          33

2. FINANCIAL STATEMENT SCHEDULES

Schedule II--Combined Financial Statement Schedules Valuation and Qualifying Accounts

3. EXHIBITS

    All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------

       3.1     Form of Amended and Restated Certificate of Incorporation of Big City Radio, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
       3.2     Form of Amended and Restated Bylaws of Big City Radio, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
       4.1     Specimen Class A Common Stock Certificate of Big City Radio, Inc. (incorporated by reference to
               Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
       4.2     Indenture, dated as of March 17, 1998, among the Company, the Subsidiary Guarantors named therein and
               First Trust National Association as Trustee.
       4.3     Form of 11 1/4% Senior Discount Note due 2005.
      10.1     Big City Radio, Inc. 1997 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the
               Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.2     Employment Agreement, between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.3     Form of Employment Agreement, between Big City Radio, Inc. and Paul R. Thomson (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
      10.4     Form of Employment Agreement, between Big City Radio, Inc. and Steven G. Blatter (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.5     Form of Employment Agreement, between Big City Radio, Inc. and Alan D. Kirschner (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.6     Agreement and Plan of Merger, dated May 20, 1996, between Q Broadcasting, Inc. and Odyssey
               Communications, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration
               Statement on Form S-1 (File No. 333-36449)).
      10.7     Amended and Restated Credit Agreement between Big City Radio, Inc. and The Chase Manhattan Bank
               (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File
               No. 333-36449)).
      10.8     Form of Registration Rights Agreement between Big City Radio, Inc. and Michael Kakoyiannis
               (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File
               No. 333-36449)).
      10.9     Form of Registration Rights Agreement between Big City Radio, Inc., Stuart Subotnick and Anita
               Subotnick (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form
               S-1 (File No. 333-36449)).
      10.10    Second Amended and Restated Credit Agreement, dated as of March 17, 1998, among the Company, the
               Subsidiary Guarantors named therein, the lenders named therein and The Chase Manhattan Bank.
      10.11    Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and Chase Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown
               Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers.
      10.12    Exchange and Registration Rights Agreement, dated as of March 17, 1998, among the Company, the
               Subsidiary Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin & Jenrette
               Securities Corporation, BT Alex Brown Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers.
      11.1     Statement re computation of per share earnings.
      21.1     List of Subsidiaries of Big City Radio, Inc.
      23.1     Consent of KPMG Peat Marwick LLP.
      23.2     Consent of Holtz Rubenstein & Co., LLP.
      24.1     Power of Attorney (contained on signature page).
      27.1     Financial Data Schedule.
      27.2     Financial Data Schedule (restated).

    (b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the Registrant during the last quarter of the fiscal year ended December 31, 1997.

    As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in East Rutherford, New Jersey, on this 31st day of March, 1998.

                                BIG CITY RADIO, INC.

                                BY:  /S/ MICHAEL KAKOYIANNIS
                                     -----------------------------------------
                                     Name: Michael Kakoyiannis
                                     Title: President and Chief Executive
                                            Officer

    We, the undersigned officers and directors of Big City Radio, Inc., hereby severally constitute Arnold L. Wadler, Silvia Kessel, Paul R. Thomson and Michael Kakoyiannis, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports (including any amendments thereto), with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Big City Radio, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such reports (including any amendments thereto) and other documents in connection therewith.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ STUART SUBOTNICK
------------------------------  Chairman of the Board of      March 31, 1998
       Stuart Subotnick           Directors

   /s/ MICHAEL KAKOYIANNIS
------------------------------  President, Chief Executive    March 31, 1998
     Michael Kakoyiannis          Officer and Director

                                Vice President, Chief         March 31, 1998
     /s/ PAUL R. THOMSON          Financial Officer and
------------------------------    Treasurer (Principal
       Paul R. Thomson            Financial and Accounting
                                  Officer)

     /s/ ANITA SUBOTNICK
------------------------------  Director                      March 31, 1998
       Anita Subotnick

      /s/ SILVIA KESSEL
------------------------------  Executive Vice President      March 31, 1998
        Silvia Kessel             and Director

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ ARNOLD L. WADLER       Executive Vice President,     March 31, 1998
------------------------------    General Counsel,
       Arnold L. Wadler           Secretary and Director

     /s/ LEONARD L. WHITE
------------------------------  Director                      March 31, 1998
       Leonard L. White

     /s/ MICHAEL H. BOYER
------------------------------  Director                      March 31, 1998
       Michael H. Boyer

                                                                     SCHEDULE II

                              BIG CITY RADIO, INC.
    COMBINED FINANCIAL STATEMENT SCHEDULES VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT    CHARGED                              BALANCE AT
                                                    BEGINNING   TO COSTS AND    OTHER     DEDUCTIONS/     END
                                                    OF PERIOD    PURCHASES     CHARGES    WRITE-OFFS   OF PERIOD
                                                    ----------  ------------  ----------  -----------  ----------
Allowances for doubtful accounts, etc. (deducted
  from current receivables):

Year ended December 31, 1995......................  $   54,000   $   30,000   $           $   (26,000) $   58,000
                                                    ----------  ------------  ----------  -----------  ----------
                                                    ----------  ------------  ----------  -----------  ----------
Year ended December 31, 1996......................  $   58,000   $  190,000   $           $   (36,000) $  212,000
                                                    ----------  ------------  ----------  -----------  ----------
                                                    ----------  ------------  ----------  -----------  ----------
Year ended December 31, 1997......................  $  212,000   $  304,000   $           $  (303,000) $  213,000
                                                    ----------  ------------  ----------  -----------  ----------
                                                    ----------  ------------  ----------  -----------  ----------

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBITS
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   Form of Amended and Restated Certificate of Incorporation of Big City Radio, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

       3.2   Form of Amended and Restated Bylaws of Big City Radio, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

       4.1   Specimen Class A Common Stock Certificate of Big City Radio, Inc. (incorporated by reference to Exhibit
             4.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

       4.2   Indenture, dated as of March 17, 1998, among the Company, the Subsidiary Guarantors named therein and
             First Trust National Association as Trustee.

       4.3   Form of 11 1/4% Senior Discount Note due 2005.

      10.1   Big City Radio, Inc. 1997 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the
             Company's Registration Statement on Form S-1 (File No. 333-36449)).

      10.2   Employment Agreement, between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

      10.3   Form of Employment Agreement, between Big City Radio, Inc. and Paul R. Thomson (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

      10.4   Form of Employment Agreement, between Big City Radio, Inc. and Steven G. Blatter (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

      10.5   Form of Employment Agreement, between Big City Radio, Inc. and Alan D. Kirschner (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

      10.6   Agreement and Plan of Merger, dated May 20, 1996, between Q Broadcasting, Inc. and Odyssey
             Communications, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement
             on Form S-1 (File No. 333-36449)).

      10.7   Amended and Restated Credit Agreement between Big City Radio, Inc. and The Chase Manhattan Bank
             (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No.
             333-36449)).

      10.8   Form of Registration Rights Agreement between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

      10.9   Form of Registration Rights Agreement between Big City Radio, Inc., Stuart Subotnick and Anita Subotnick
             (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No.
             333-36449)).

     10.10   Second Amended and Restated Credit Agreement, dated as of March 17, 1998, among the Company, the
             Subsidiary Guarantors named therein, the lenders named therein and The Chase Manhattan Bank.

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBITS
-----------  ---------------------------------------------------------------------------------------------------------
     10.11   Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and
             Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown Incorporated
             and ING Barings (U.S.) Securities, Inc. as initial purchasers.

     10.12   Exchange and Registration Rights Agreement, dated as of March 17, 1998, among the Company, the Subsidiary
             Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation,
             BT Alex Brown Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers.

      11.1   Statement re computation of per share earnings.

      21.1   List of Subsidiaries of Big City Radio, Inc.

      23.1   Consent of KPMG Peat Marwick LLP.

      23.2   Consent of Holtz Rubenstein & Co., LLP.

      24.1   Power of Attorney (contained on signature page).

      27.1   Financial Data Schedule.

      27.2   Financial Data Schedule (restated).