Form 10-K/A
period 1997-12-31
BIG CITY RADIO INC
filed 1998-04-08
CIK 1046284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A



                               (AMENDMENT NO. 1)


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


    On December 24, 1997, the Company successfully completed an underwritten Initial Public Offering lead managed by Donaldson, Lufkin & Jenrette Securities Corporation and Furman Selz LLC of 4,600,000 shares of Class A Common Stock at an offering price of $7.00 per share, generating $28.5 million of net proceeds. In connection with its IPO, the Company filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form S-1 (file no. 333-36449) for the registration of shares of Class A Common Stock for an aggregate offering price of $46,000,000, which registration statement was declared effective by the Commission on December 18, 1997. The Company paid $1,960,000 ($0.49 per share) in underwriting discounts and commissions and approximately $1,400,000 in registration fees, NASD filing fees, AMEX listing fees, printing, engraving, legal, accounting, Blue Sky and other fees and expenses for the offering. The net proceeds of $28.5 million after deducting underwriting discounts and commissions and offering expenses were used to repay outstanding indebtedness of the Company under its Old Credit Facility.


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

                                                                                   THREE MONTHS
                                                                YEARS ENDED            ENDED
                                                               SEPTEMBER 30,       DECEMBER 31,    YEARS ENDED DECEMBER 31,
                                                            --------------------  ---------------  ------------------------
                                                              1993       1994         1994(1)      1995(1)(2)   1996(3)(4)
                                                            ---------  ---------  ---------------  -----------  -----------
                                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Gross revenues............................................  $   1,511  $   2,267     $     654      $   5,655    $   8,567
Net revenues..............................................      1,383      2,074           604          5,225        7,944
Station operating expenses................................      2,325      2,326           687          7,185       12,253
Corporate, general and administrative expenses............     --         --            --                425        1,201
Employment incentives.....................................     --         --            --             --           --
Depreciation and amortization.............................        622        524           113            798        1,388
Operating loss............................................     (1,563)      (776)         (196)        (3,183)      (6,898)
Gain on sale..............................................     --         --            --             --           (6,608)
Interest expense..........................................        258        439           120            842        2,827
Income tax benefit........................................     --         --            --             --           --
Deferred income taxes resulting from conversion to C
  corporation status......................................     --         --            --             --           --
Extraordinary loss on extinguishment of debt, net of
  income taxes............................................     --         --            --             --           --
Net (loss)................................................     (1,807)    (1,163)         (298)        (4,005)      (3,098)

BASIC INCOME (LOSS) PER COMMON SHARE:.....................      (0.30)     (0.19)        (0.05)         (0.66)       (0.39)


                                                             1997(5)
                                                            ----------

STATEMENT OF OPERATIONS DATA:
Gross revenues............................................  $   11,731
Net revenues..............................................      10,460
Station operating expenses................................      12,979
Corporate, general and administrative expenses............       1,745
Employment incentives.....................................       3,863
Depreciation and amortization.............................       1,931
Operating loss............................................     (10,058)
Gain on sale..............................................      --
Interest expense..........................................       4,348
Income tax benefit........................................   1,050,000
Deferred income taxes resulting from conversion to C
  corporation status......................................  (3,350,000)
Extraordinary loss on extinguishment of debt, net of
  income taxes............................................    (313,000)
Net (loss)................................................     (16,918)
BASIC INCOME (LOSS) PER COMMON SHARE:.....................       (1.77)


                                                                  AS OF
                                                              SEPTEMBER 30,                  AS OF DECEMBER 31,
                                                           --------------------  ------------------------------------------
                                                             1993       1994       1994       1995       1996       1997
                                                           ---------  ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash.....................................................  $      20  $      56  $  --      $   1,066  $     234  $      80
Intangibles, net.........................................      2,942      2,666      2,600      6,040     29,230     54,115
Total assets.............................................      4,037      4,044      3,863      9,433     38,963     60,108
Notes payable to stockholders............................      4,923      6,028      6,219     13,477     12,544     --
Long-term debt, including current portion................     --         --         --         --         28,200     30,100
Stockholder's equity (deficit)...........................     (1,022)    (2,185)    (3,484)    (5,821)    (3,800)    25,032

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


    STATION OPERATING expenses excluding depreciation and amortization in the year ended December 31, 1997 were $12,979,000, as compared to $12,253,000 in the year ended December 31, 1996, an increase of $726,000, or 6%. This increase was due to the inclusion of the expenses of Y-107 LA and Y-107 NY offset by the absence of operating expenses of the Q Stations. The increase in Y-107 LA operating expenses reflects the fact that (a) the 1997 station operating expenses represent twelve months of operations as compared to nine months operations reported in 1996, and (b) the nine month operations in 1996 were the first nine months of operation of the station, reflecting incomplete staffing and the absence of significant marketing initiatives, offset by the expense of LMA fees and expenses of $593,000 incurred in 1996. The increase in the Y-107 NY operating expenses when compared to the prior year operating expenses of the stand-alone WWXY-FM were due to (a) $540,000 of non-recurring LMA fees and expenses for WWZY-FM and WWVY-FM, (b) significantly increased advertising and promotional expenditures incurred to launch Y-107 NY and (c) increased selling and general and administrative expenses in developing the Y-107 NY infrastructure.


    DEPRECIATION AND AMORTIZATION EXPENSES for the year ended December 31, 1997 were $1,931,000, as compared to $1,388,000 for the prior year, an increase of $543,000, or 39%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets related to the acquired stations.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              BIG CITY RADIO, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                             ---------
BIG CITY RADIO, INC.

Report of KPMG Peat Marwick LLP, Independent Auditors......................................................         27

Report of Holtz Rubenstein & Co., LLP, Independent Auditors................................................         28

Balance Sheets as of December 31, 1996 and 1997............................................................         29

Statements of Operations for the years ended December 31, 1995, 1996 and 1997..............................         30

Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..............................         31

Statement of Stockholders' Equity (Deficit)................................................................         32

Notes to Financial Statements..............................................................................         33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Big City Radio, Inc.:


    We have audited the accompanying consolidated balance sheets of Big City Radio, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited Schedule II, Combined Financial Statement Schedules Valuation and Qualifying Accounts for the years ended December 31, 1997 and 1996. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.


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

Melville, New York
September 19, 1997

-------------------

                                          Holtz Rubenstein & Co., LLP
                                          Certified Public Accountants

                              BIG CITY RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997


                                                                                         1996           1997
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
  Cash.............................................................................  $     234,000         80,000
  Cash held in escrow (note 3).....................................................        500,000       --
  Accounts receivable, net of allowance of $212,000 and $213,000 in 1996 and 1997,
    respectively...................................................................      1,537,000      2,325,000
  Prepaid expenses and other current assets........................................         42,000        252,000
                                                                                     -------------  -------------
        Total current assets.......................................................      2,313,000      2,657,000
Property and equipment, net (note 4)...............................................      1,477,000      2,679,000
Intangibles, net (note 5)..........................................................     29,230,000     54,115,000
Deferred financing fees............................................................        473,000        612,000
Other assets.......................................................................         36,000         45,000
Advance to purchase stations (note3)...............................................      5,434,000       --
                                                                                     -------------  -------------
        Total assets...............................................................  $  38,963,000     60,108,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable...............................................................  $     830,000      1,125,000
    Accrued expenses...............................................................        454,000      1,383,000
    Other current liabilities......................................................        735,000        368,000
                                                                                     -------------  -------------
        Total current liabilities..................................................      2,019,000      2,876,000
                                                                                     -------------  -------------
Notes payable:
    Long-term debt (note 6)........................................................     28,200,000     30,100,000
    Notes payable, stockholders (note 7)...........................................     12,544,000       --
Deferred income tax liabilities (notes 2 and 10)...................................       --            2,100,000
Stockholders' equity (deficit):
    Preferred stock, $.01 par value.Authorized 20,000,000 shares in 1997; zero
      shares issued and outstanding................................................       --             --
    Common stock, Class A, $.01 par value.Authorized 2,000 shares and 80,000,000 shares in 1996 and 1997, respectively; issued and outstanding 9,375,520
      shares and 5,725,062 shares in 1996 and 1997, respectively...................         94,000         57,000
    Common stock, Class B, $.01 par value.Authorized 20,000,000 shares in 1997;
      issued and outstanding 8,250,458 shares......................................       --               83,000
    Additional paid-in capital.....................................................      6,395,000     27,024,000
    Deficit........................................................................    (10,289,000)    (2,132,000)
                                                                                     -------------  -------------
                                                                                        (3,800,000)    25,032,000
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity (deficit).......................  $  38,963,000     60,108,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------


          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                            1995           1996          1997
                                                                        -------------  ------------  -------------
Gross revenues........................................................  $   5,655,000     8,567,000     11,731,000
  Less commissions and fees...........................................        430,000       623,000      1,271,000
                                                                        -------------  ------------  -------------
      Net revenues....................................................      5,225,000     7,944,000     10,460,000
                                                                        -------------  ------------  -------------
Operating expenses:
  Station operating expenses, excluding depreciation and
    amortization......................................................      7,185,000    12,253,000     12,979,000
  Corporate, general and administrative expenses......................        425,000     1,201,000      1,745,000
  Employment stock incentives.........................................       --             --           3,863,000
  Depreciation and amortization.......................................        798,000     1,388,000      1,931,000
                                                                        -------------  ------------  -------------
      Total operating expenses........................................      8,408,000    14,842,000     20,518,000
                                                                        -------------  ------------  -------------
      Operating loss..................................................     (3,183,000)   (6,898,000)   (10,058,000)
                                                                        -------------  ------------  -------------
Other income (expenses):
  Gain on sale of stations............................................       --           6,608,000       --
  Interest expense, net...............................................       (842,000)   (2,827,000)    (4,348,000)
  Other, net..........................................................         20,000        19,000        101,000
                                                                        -------------  ------------  -------------
      Total other income (expenses)...................................       (822,000)    3,800,000     (4,247,000)
                                                                        -------------  ------------  -------------
      Loss before provision for income taxes, reinstatement of
        deferred income taxes relating to conversion to C Corporation
        status and extraordinary loss.................................     (4,005,000)   (3,098,000)   (14,305,000)
Income tax benefit (notes 2 and 10)...................................       --             --           1,050,000
Deferred income taxes resulting from conversion to C Corporation
  status (note 2).....................................................       --             --          (3,350,000)
                                                                        -------------  ------------  -------------
      Loss before extraordinary loss..................................     (4,005,000)   (3,098,000)   (16,605,000)
Extraordinary loss on extinguishment of debt, net of income taxes
(note 6)..............................................................       --             --            (313,000)
                                                                        -------------  ------------  -------------
      Net loss........................................................  $  (4,005,000)   (3,098,000)   (16,918,000)
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------
Basic and diluted loss per share:
  Loss before extraordinary item......................................  $       (0.66)        (0.39)         (1.74)
  Extraordinary item..................................................       --             --               (0.03)
                                                                        -------------  ------------  -------------
      Net loss........................................................  $       (0.66)        (0.39)         (1.77)
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------
Weighted average shares outstanding...................................      6,088,000     8,024,000      9,539,000
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------


          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                           1995           1996           1997
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net loss...........................................................  $  (4,005,000)    (3,098,000)   (16,918,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization....................................        798,000      1,388,000      1,931,000
    Deferred income taxes............................................       --             --            2,100,000
    Loss on abandonment..............................................        150,000       --             --
    Contributed services.............................................         20,000       --             --
    Gain on sale of stations.........................................       --           (6,608,000)      --
    Employment stock incentives......................................       --             --            3,863,000
    Extraordinary loss on extinguishment of debt.....................       --             --              513,000
    Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in assets:
        Accounts receivable..........................................       (429,000)      (456,000)      (788,000)
        Prepaid expenses and other current assets....................        (18,000)        30,000       (210,000)
        Other assets.................................................        (33,000)        54,000         (9,000)
      Increase (decrease) in liabilities:
        Accounts payable.............................................        302,000        458,000        295,000
        Accrued expenses.............................................        257,000         84,000        929,000
        Other liabilities............................................         16,000        700,000       (367,000)
                                                                       -------------  -------------  -------------
          Net cash used in operating activities......................     (2,942,000)    (7,448,000)    (8,661,000)
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Purchase of property and equipment.................................       (333,000)      (653,000)      (488,000)
  Cash paid and advanced for assets of radio stations acquired.......     (3,550,000)   (38,173,000)   (21,967,000)
  Cash received for radio stations sold..............................       --           20,025,000        513,000
  Net advances to purchase stations..................................       --           (5,434,000)      --
                                                                       -------------  -------------  -------------
          Net cash used in investing activities......................     (3,883,000)   (24,235,000)   (21,942,000)
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Loans from stockholders............................................      7,522,000      4,186,000        801,000
  Drawdown on credit facility, net of fees paid of $535,000 and
    $793,000 in 1996 and 1997, respectively..........................       --           38,865,000     30,007,000
  Repayment of existing credit facility..............................       --          (11,200,000)   (28,900,000)
  Repayment of note payable..........................................       --           (1,000,000)      --
  Proceeds from initial public offering..............................       --             --           28,541,000
  Capital contributions..............................................        350,000       --             --
  Other..............................................................        (93,000)      --             --
                                                                       -------------  -------------  -------------
          Net cash provided by financing activities..................      7,779,000     30,851,000     30,449,000
                                                                       -------------  -------------  -------------
          Change in cash and cash equivalents........................        954,000       (832,000)      (154,000)
Cash and cash equivalents at beginning of year.......................         56,000      1,066,000        234,000
Adjustment for duplicate three-month period..........................         56,000       --             --
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............................  $   1,066,000        234,000         80,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------


          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statement, Financial Statement Schedules and Exhibits

1. FINANCIAL STATEMENTS


                                                                                                                PAGE
                                                                                                                -----

Report of KPMG Peat Marwick LLP, Independent Auditors......................................................          27
Report of Holtz Rubenstein & Co., LLP, Independent Auditors................................................          28
Balance Sheets as of December 31, 1996 and 1997............................................................          29
Statements of Operations for the years ended December 31, 1995, 1996 and 1997..............................          30
Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..............................          31
Statement of Stockholders' Equity (Deficit) ...............................................................          32
Notes to Financial Statements..............................................................................          33


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


EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------

       3.1     Form of Amended and Restated Certificate of Incorporation of Big City Radio, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
       3.2     Form of Amended and Restated Bylaws of Big City Radio, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
       4.1     Specimen Class A Common Stock Certificate of Big City Radio, Inc. (incorporated by reference to
               Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
       4.2     Indenture, dated as of March 17, 1998, among the Company, the Subsidiary Guarantors named therein and
               First Trust National Association as Trustee (incorporated by reference to Exhibit 4.2 to the
               Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
       4.3     Form of 11 1/4% Senior Discount Note due 2005 (incorporated by reference to Exhibit 4.3 to the
               Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
      10.1     Big City Radio, Inc. 1997 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the
               Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.2     Employment Agreement, between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.3     Form of Employment Agreement, between Big City Radio, Inc. and Paul R. Thomson (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.4     Form of Employment Agreement, between Big City Radio, Inc. and Steven G. Blatter (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
      10.5     Form of Employment Agreement, between Big City Radio, Inc. and Alan D. Kirschner (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.6     Agreement and Plan of Merger, dated May 20, 1996, between Q Broadcasting, Inc. and Odyssey
               Communications, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration
               Statement on Form S-1 (File No. 333-36449)).
      10.7     Amended and Restated Credit Agreement between Big City Radio, Inc. and The Chase Manhattan Bank
               (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File
               No. 333-36449)).
      10.8     Form of Registration Rights Agreement between Big City Radio, Inc. and Michael Kakoyiannis
               (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File
               No. 333-36449)).
      10.9     Form of Registration Rights Agreement between Big City Radio, Inc., Stuart Subotnick and Anita
               Subotnick (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form
               S-1 (File No. 333-36449)).
      10.10    Second Amended and Restated Credit Agreement, dated as of March 17, 1998, among the Company, the
               Subsidiary Guarantors named therein, the lenders named therein and The Chase Manhattan Bank
               (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1997).
      10.11    Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and Chase Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown
               Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1997).
      10.12    Exchange and Registration Rights Agreement, dated as of March 17, 1998, among the Company, the
               Subsidiary Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin & Jenrette
               Securities Corporation, BT Alex Brown Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.12 on Form 10-K for the fiscal year ended
               December 31, 1997).
      11.1     Statement re computation of per share earnings (incorporated by reference to Exhibit 11.1 to the
               Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
      21.1     List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the
               Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
      23.1     Consent of KPMG Peat Marwick LLP.
      23.2     Consent of Holtz Rubenstein & Co., LLP.
      24.1     Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997).
      27.1     Financial Data Schedule.
      27.2     Financial Data Schedule (restated).


    (b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the Registrant during the last quarter of the fiscal year ended December 31, 1997.

    As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in East Rutherford, New Jersey, on this 8th day of April, 1998.



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


          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

              *
------------------------------  Chairman of the Board of       April 8, 1998
       Stuart Subotnick           Directors

   /s/ MICHAEL KAKOYIANNIS
------------------------------  President, Chief Executive     April 8, 1998
     Michael Kakoyiannis          Officer and Director

                                Vice President, Chief          April 8, 1998
              *                   Financial Officer and
------------------------------    Treasurer (Principal
       Paul R. Thomson            Financial and Accounting
                                  Officer)

              *
------------------------------  Director                       April 8, 1998
       Anita Subotnick

              *
------------------------------  Executive Vice President       April 8, 1998
        Silvia Kessel             and Director

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

              *                 Executive Vice President,      April 8, 1998
------------------------------    General Counsel,
       Arnold L. Wadler           Secretary and Director

              *
------------------------------  Director                       April 8, 1998
       Leonard L. White

              *
------------------------------  Director                       April 8, 1998
       Michael H. Boyer



*By:   /s/ MICHAEL KAKOYIANNIS
      -------------------------
         Michael Kakoyiannis
          ATTORNEY-IN-FACT

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

       3.1   Form of Amended and Restated Certificate of Incorporation of Big City Radio, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
       3.2   Form of Amended and Restated Bylaws of Big City Radio, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
       4.1   Specimen Class A Common Stock Certificate of Big City Radio, Inc. (incorporated by reference to Exhibit
             4.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
       4.2   Indenture, dated as of March 17, 1998, among the Company, the Subsidiary Guarantors named therein and
             First Trust National Association as Trustee (incorporated by reference to Exhibit 4.2 to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
       4.3   Form of 11 1/4% Senior Discount Note due 2005 (incorporated by reference to Exhibit 4.3 to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
      10.1   Big City Radio, Inc. 1997 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the
             Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.2   Employment Agreement, between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.3   Form of Employment Agreement, between Big City Radio, Inc. and Paul R. Thomson (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.4   Form of Employment Agreement, between Big City Radio, Inc. and Steven G. Blatter (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.5   Form of Employment Agreement, between Big City Radio, Inc. and Alan D. Kirschner (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.6   Agreement and Plan of Merger, dated May 20, 1996, between Q Broadcasting, Inc. and Odyssey
             Communications, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement
             on Form S-1 (File No. 333-36449)).
      10.7   Amended and Restated Credit Agreement between Big City Radio, Inc. and The Chase Manhattan Bank
             (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No.
             333-36449)).
      10.8   Form of Registration Rights Agreement between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
      10.9   Form of Registration Rights Agreement between Big City Radio, Inc., Stuart Subotnick and Anita Subotnick
             (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No.
             333-36449)).
     10.10   Second Amended and Restated Credit Agreement, dated as of March 17, 1998, among the Company, the
             Subsidiary Guarantors named therein, the lenders named therein and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1997).

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBITS
-----------  ---------------------------------------------------------------------------------------------------------
     10.11   Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and
             Chase Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown Incorporated
             and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
     10.12   Exchange and Registration Rights Agreement, dated as of March 17, 1998, among the Company, the Subsidiary
             Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation,
             BT Alex Brown Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.12 on Form 10-K for the fiscal year ended December 31, 1997).
      11.1   Statement re computation of per share earnings (incorporated by reference to Exhibit 11.1 to the
             Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
      21.1   List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
      23.1   Consent of KPMG Peat Marwick LLP.
      23.2   Consent of Holtz Rubenstein & Co., LLP.
      24.1   Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1997).
      27.1   Financial Data Schedule.
      27.2   Financial Data Schedule (restated).