Form 10-Q
period 1998-03-31
BIG CITY RADIO INC
filed 1998-05-15
CIK 1046284

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 001-13715

                                BIG CITY RADIO, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                              13-3790661
    (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)           Identification Number)

                  11 SKYLINE DRIVE, HAWTHORNE, NEW YORK 10532
             (Address and zip code of principal executive offices)

                                 (914) 592-1071
              (Registrant's telephone number, including area code)

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 7, 1998 WAS
13,975,520.

                              BIG CITY RADIO, INC.

                          PART 1 -- FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                             ---------

Item 1. Financial Statements

  Consolidated Balance Sheets..............................................................................          2

  Consolidated Statements of Operations....................................................................          3

  Consolidated Statements of Cash Flows....................................................................          4

  Consolidated Statement of Stockholders' Equity...........................................................          5

  Notes to Consolidated Financial Statements...............................................................        6-8

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................................................       9-14

                                             PART II -- OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................         15

Item 2. Changes in Securities and Use of Proceeds..........................................................         15

Item 3. Defaults Upon Senior Securities....................................................................         15

Item 4. Submission of Matters to a Vote of Security Holders................................................         15

Item 5. Other Information..................................................................................         15

Item 6. Exhibits and Reports on Form 8-K...................................................................         15

  Signatures...............................................................................................         16

PART 1 -- FINANCIAL INFORMATION

ITEM. 1 FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31      DECEMBER 31
                                                                                         1998           1997
                                                                                    --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents.........................................................  $   88,755,000  $      80,000
  Accounts receivable, net of allowance of $213,000 and $189,000 in 1997 and 1998,
    respectively..................................................................       1,820,000      2,325,000
  Prepaid expenses and other current assets.......................................         417,000        252,000
                                                                                    --------------  -------------
    Total current assets..........................................................      90,992,000      2,657,000
Property and equipment, net.......................................................       3,067,000      2,679,000
Intangibles, net..................................................................      53,733,000     54,115,000
Deferred financing fees...........................................................       4,541,000        612,000
Other assets......................................................................          72,000         45,000
                                                                                    --------------  -------------
    Total assets..................................................................  $  152,405,000  $  60,108,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable................................................................  $    1,097,000  $   1,125,000
  Accrued expenses................................................................       2,058,000      1,383,000
  Other current liabilities.......................................................          81,000        368,000
                                                                                    --------------  -------------
    Total current liabilities.....................................................       3,236,000      2,876,000
                                                                                    --------------  -------------
Notes payable
  Senior Discount Notes...........................................................     125,900,000       --
  Long term debt..................................................................        --           30,100,000
Deferred income tax liabilities...................................................       1,523,000      2,100,000
Stockholders' Equity:
  Preferred stock $.01 par value. Authorized 20,000,000 shares; zero shares issued
    and outstanding...............................................................        --             --
  Common Stock, Class A, $.01 par value. Authorized 80,000,000 shares; issued and
    outstanding 5,725,062 shares..................................................          57,000         57,000

  Common Stock, Class B, $.01 par value. Authorized 20,000,000 shares; issued and
    outstanding 8,250,458 shares..................................................          83,000         83,000
  Additional paid-in capital......................................................      27,024,000     27,024,000
  Deficit.........................................................................      (5,418,000)    (2,132,000)
                                                                                    --------------  -------------
  Net Stockholders' Equity........................................................      21,746,000     25,032,000
                                                                                    --------------  -------------
Total liabilities and Stockholder's Equity........................................  $  152,405,000  $  60,108,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                                                                          1998           1997
                                                                                      -------------  -------------
Gross revenues......................................................................  $   2,658,000  $   2,098,000
  Less: commissions and fees........................................................        259,000        228,000
                                                                                      -------------  -------------
    Net revenues....................................................................      2,399,000      1,870,000

Operating expenses
  Station operating expenses, excluding depreciation and amortization...............      3,502,000      3,430,000
  Corporate, general and administrative expenses....................................        570,000        334,000
  Depreciation and amortization.....................................................        576,000        319,000
                                                                                      -------------  -------------
    Total operating expenses........................................................      4,648,000      4,083,000
                                                                                      -------------  -------------
      Operating loss................................................................     (2,249,000)    (2,213,000)
                                                                                      -------------  -------------
Other income (expenses):
  Interest expense, net.............................................................       (995,000)      (818,000)
  Other, net........................................................................        (37,000)        28,000
                                                                                      -------------  -------------
    Total other expenses............................................................     (1,032,000)      (790,000)
                                                                                      -------------  -------------
    Loss before benefit from income taxes and extraordinary loss....................     (3,281,000)    (3,003,000)
  Income tax benefit................................................................        490,000       --
                                                                                      -------------  -------------
  Loss before extraordinary loss....................................................     (2,791,000)    (3,003,000)
  Extraordinary loss on extinguishment of debt, net of income taxes.................        495,000       --
                                                                                      -------------  -------------
  Net loss..........................................................................  $  (3,286,000) $  (3,003,000)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Basic and diluted loss per share:
    Loss before extraordinary item..................................................  $       (0.20) $       (0.32)
    Extraordinary item..............................................................          (0.04)      --
                                                                                      -------------  -------------
  Net loss..........................................................................  $       (0.24) $       (0.32)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Weighted average shares outstanding...............................................     13,975,520      9,375,520
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                                                                          1998           1997
                                                                                     --------------  -------------
Cash flows from operating activities
  Net loss.........................................................................  $   (3,286,000) $   3,003,000
  Adjustments to reconcile net loss to net cash used
    in operating activities........................................................
  Depreciation and amortization....................................................         576,000        319,000
  Non cash interest................................................................         545,000         27,000
  Deferred income taxes............................................................        (577,000)      --
  Extraordinary loss on extinguishment of debt.....................................         582,000       --

  Change in operating assets and liabilities
    Increase (decrease) in assets:
      Account receivable...........................................................         505,000       (198,000)
      Prepaid expenses and other current assets....................................        (165,000)      (112,000)
      Other assets.................................................................         (27,000)       (86,000)

    Increase (decrease) in liabilities:
      Accounts payable.............................................................         (28,000)      (144,000)
      Accrued expenses.............................................................         675,000      1,113,000
      Other liabilities............................................................        (288,000)      (562,000)
                                                                                     --------------  -------------
        Net cash used in operating activities......................................      (1,488,000)    (2,646,000)
                                                                                     --------------  -------------
Cash flows from investing activities:
    Purchase of property and equipment.............................................        (545,000)      (183,000)
                                                                                     --------------  -------------
        Net cash used in investing activities......................................        (545,000)      (183,000)
                                                                                     --------------  -------------
Cash flows from financing activities:
    Loans from stockholders........................................................        --              202,000
    Proceeds from offering of Senior Discount Notes
      net of discount and fees of $4,568,000.......................................     120,808,000       --
    Drawdown on credit facility....................................................       2,700,000      2,600,000
    Repayment of existing credit facility..........................................     (32,800,000)      --
                                                                                     --------------  -------------
        Net cash provided by financing activities..................................      90,708,000      2,802,000
                                                                                     --------------  -------------
        Change in cash and cash equivalents........................................      88,675,000        (27,000)
        Cash and cash equivalents at beginning of period...........................          80,000        234,000
                                                                                     --------------  -------------
        Cash and cash equivalents at end of period.................................  $   88,755,000  $     207,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                              BIG CITY RADIO, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  COMMON STOCK         ADDITIONAL
                                            ------------------------     PAID-IN      ACCUMULATED
                                               SHARES       AMOUNT       CAPITAL        DEFICIT         TOTAL
                                            ------------  ----------  -------------  -------------  -------------
Balance at December 31, 1997..............    13,975,520  $  140,000  $  27,024,000  $  (2,132,000) $  25,032,000

Net loss..................................                                              (3,286,000)    (3,286,000)
                                            ------------  ----------  -------------  -------------  -------------

Balance at March 31, 1998.................    13,975,520  $  140,000  $  27,024,000  $  (5,418,000) $  21,746,000
                                            ------------  ----------  -------------  -------------  -------------
                                            ------------  ----------  -------------  -------------  -------------

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements include the accounts of Big City Radio, Inc. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K/A for the year ended December 31, 1997 (the "1997 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1997, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion
(APB) No. 15 and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended December 31, 1997. The Company had for the three months ended March 31, 1997 and 1998 potentially dilutive shares of Common Stock of 0 and 572,500 which were not included in the computation of diluted EPS because to do so would have been antidilutive.

3. REPORTING COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. The Company has adopted SFAS No. 130 effective January 1, 1998 and its adoption has not had any impact on the Company's consolidated financial position or results of operations.

                              BIG CITY RADIO, INC.

4. RECENT DEVELOPMENTS

    INITIAL PUBLIC OFFERING

    The Company successfully completed the initial public offering (the "Initial Public Offering" or "IPO") of 4,600,000 shares of Common Stock on December 24, 1997 at an offering price of $7.00 per share, generating $28.5 million of net proceeds for the Company which were used by the Company to repay outstanding indebtedness under its then existing Credit Facility (the "Old Credit Facility"). In connection with the consummation of the Initial Public Offering, the Company changed its fiscal year-end from September 30 to December 31. In addition, simultaneously with the consummation of the Initial Public Offering, Stuart and Anita Subotnick (the "Principal Stockholders") contributed approximately $13.3 million of stockholder loans to the Company (the "Equity Contribution"), the Company reclassified each share of its then-existing common stock (the "Old Common Stock") into 7,610 shares of Class A Common Stock, and the Principal Stockholders exchanged their shares of Class A Common Stock for shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock") (collectively, the "Reclassification"). Each share of Class A Common Stock entitles its holder to one vote per share on all matters voted upon by the Company's stockholders, whereas each share of Class B Common Stock entitles its holder to ten votes per share on all matters voted upon by the Company's stockholders. In addition, holders of Class B Common Stock vote as a separate class to elect up to 75% of the members of the Company's Board of Directors. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. The Principal Stockholders own all of the outstanding shares of Class B Common Stock.

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company intends to use the remaining proceeds of the Notes Offering to finance the acquisition costs of radio station properties and for general working capital purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

5. SUBSEQUENT EVENTS

    On April 20, 1998, the Company signed agreements to acquire substantially all of the assets of four radio stations in Chicago (WLRT-FM, Kankakee, Ill., WCBR-FM, Arlington Heights, Ill, and WDEK-FM and WLBK-AM, DeKalb, Ill.) It is the Company's intention that certain of these stations will be reconfigured and resold immediately following the closing of the acquisitions.

    On April 27, 1998, the Company signed an agreement to acquire all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvidere, NJ and WRNJ-AM, Hackettstown, NJ. Simultaneously with this acquisition agreement, the Company agreed to sell substantially all of the assets of WRNJ-AM to one of the previous stockholders of Radio New Jersey.

    The consummation of the above acquisitions remains subject to a number of significant conditions to closing, including the consent of the FCC to the assignment of these stations' FCC licenses and, in the case of the New Jersey stations, the consent of the FCC for the transfer of control from Radio New Jersey, to

                              BIG CITY RADIO, INC.

5. SUBSEQUENT EVENTS (CONTINUED)
the Company. The results of operations of the assets of the radio stations to be retained will be included in the Company's consolidated financial statements following the closing dates of the transactions.

SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the 11.25% Senior Discount Notes due 2005 (the "Indenture"), the direct subsidiaries of Big City Radio, Inc.--consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C., and WRKL Rockland Radio, L.L.C. (collectively, the Subsidiary Guarantors)--have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to these Notes.

    All of the Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station Subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies formed at the request of the lenders under the Credit Facility for the sole purpose of facilitating the Credit Facility by holding the Company's Federal Communications Commission ("FCC") radio licenses. The operating agreements for the Station Subsidiaries limit the activities of these companies to owning the FCC radio licenses. Odyssey Traveling Billboards, Inc. ("Odyssey") owns and operates certain vehicles used to advertise for the Company's radio stations. Becasue the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey is similarly a special purpose corporation with no income and only expenses.

    The covenants in the Notes, the Indenture and the Revolving Credit Facility do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of and for the three months ended March 31, 1998 and 1997 on an as if pooling basis given the common control relationship of Big City Radio and the Subsidiary Guarantors.

                                                                                           1998          1997
                                                                                       ------------  -------------
Current assets.......................................................................            --             --
Noncurrent assets....................................................................    53,727,000     28,774,000
Current liabilities..................................................................            --             --
Noncurrent liabilities...............................................................            --             --
Net sales............................................................................            --             --
Costs and Expenses...................................................................            --             --
Depreciation and Amortization........................................................       360,000        238,000
Net Loss.............................................................................      (360,000)      (238,000)

    The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    Certain information included herein contains statements that constitute "forward-looking statements" containing certain risks and uncertainties. See "Special Note Regarding Forward-Looking Statements".

GENERAL

    The Company owns and operates three FM radio stations in Los Angeles, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Southern California's Modern Rock Y-107". These stations were acquired in 1996.

    In the New York area, the Company owns and operates WWVY-FM, WWXY-FM, and WWZY-FM, all trimulcasting on 107.1 FM to form "New Country Y-107". The New Country Y-107 trimulcast began on December 30, 1996. WWVY-FM and WWZY-FM were operated under Local Marketing Agreements ("LMAs") throughout the periods from January 1, 1997 to April 1, 1997 and June 5, 1997, respectively.

    In Chicago the Company owns and operates WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "FM 103.1 Chicago Heart and Soul". These stations were acquired on August 8, 1997, but were operated as stand-alone, brokered-programming FM, and leased to the previous owner under a LMA agreement, respectively, until the Company commenced operation of "FM 103.1 Chicago Heart and Soul" in early February 1998.

    On April 20, 1998, the Company signed agreements to acquire substantially all of the assets of four radio stations in Chicago (WLRT-FM, Kankakee, Ill., WCBR-FM, Arlington Heights, Ill., and WDEK-FM and WLBK-AM, DeKalb, Ill.) It is the Company's intention that certain of these stations will be reconfigured and resold immediately following the closing of the acquisitions.

    On April 27, 1998, the Company signed an agreement to acquire all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvidere, NJ and WRNJ-AM, Hackettstown, NJ. Simultaneously with this agreement, the Company agreed to sell substantially all of the assets of WRNJ-AM to one of the previous stockholders of Radio New Jersey. The remaining WRNJ-FM operates on 107.1 FM and was added to the Company's New Country Y-107 trimulcast under a LMA agreement, effective April 28, 1998.

RESULTS OF OPERATIONS

    The Company's financial results are dependent on a number of factors, including the general strength of the local and national economies, local market competition, the relative efficiency and effectiveness of radio broadcasting compared to other advertising media, government regulation and policies and the Company's ability to provide popular programming.

    The Company's primary source of revenue is the sale of advertising. Each station's total revenue is determined by the number of advertisements aired by the station and the advertising rates that the station is able to charge.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

    NET REVENUES in the three months ended March 31, 1998 were $2,399,000 as compared to $1,870,000 for the three months ended March 31, 1997, an increase of $529,000, or 28%. This increase was due primarily to increases in the net revenues of Y-107 LA and Y-107 NY in the three months ended March 31, 1998 when compared to the corresponding period of the prior year.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION in the three months ended March 31, 1998 were $3,502,000 as compared to $3,430,000 for the three months ended March 31, 1997, an increase of $72,000, or 2%. This increase was due principally to (i) FM 103.1 Chicago Heart and Soul commencing operations in early February 1998 resulting in $319,000 of station operating expenses in Chicago for the three months ended March 31, 1998, and (ii) small increases in station operating expenses at Y-107 LA and WRKL-AM. These increases were offset by a reduction in the station operating expenses of Y-107 NY in the three months ended March 31, 1998, primarily due to the fact that Y-107 NY incurred $355,000 of LMA fees in the three months ended March 31, 1997.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES in the three months ended March 31, 1998 were $570,000 as compared to $334,000 for the three months ended March 31, 1997, an increase of $236,000, or 71%. This increase was due primarily to increased administrative expenses to support the growth of the company.

    DEPRECIATION AND AMORTIZATION EXPENSES in the three months ended March 31, 1998 were $576,000 as compared to $319,000 for the three months ended March 31, 1997, an increase of $257,000 or 81%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Chicago stations and two of the three Y-107 NY stations, all of which were acquired after March 31, 1997.

    INTEREST EXPENSE NET OF INTEREST INCOME in the three months ended March 31, 1998 was $995,000 as compared to $818,000 for the three months ended March 31, 1997, an increase of $177,000, or 22%. This increase reflects increased borrowings under the Old Credit Facility made to fund the Company's Chicago and New York acquisitions, and the replacement of these borrowings by the funds raised with the issuance of the Notes on March 17, 1998. In the three months ended March 31, 1998 and 1997, the average outstanding total debt for the Company was $46,664,000 and $42,377,000, respectively. The average rate of interest on the outstanding debt was 9.4% and 7.9% respectively. The Company expects interest expense to increase substantially in the future due to the issuance of the Notes.

    NET LOSSES in the three months ended March 31, 1998 were $3,286,000 as compared to $3,003,000 for the three months ended March 31, 1997. The increase in the net loss of $283,000 was primarily attributable to (a) higher depreciation and amortization expenses, corporate general and administrative expenses, and interest expense incurred as part of the radio station acquisitions and growth of the Company and (b) the extraordinary loss on the extinguishment of debt net of income taxes of $495,000, offset by increased net revenues and a tax benefit in the three months ended March 31, 1998 of $490,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of Y-107 LA and Y-107 NY, and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because its broadcast properties are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in major markets. Accordingly, the Company expects to generate consolidated net losses for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering) and borrowings under the Old Credit Facility. The Company has entered into employment contracts with thirteen individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,295,000 in 1998, $470,000 in 1999 and $300,000 in 2000.

    The Company has never paid cash or stock dividends on shares of common stock. The Company will continue to report net losses throughout the start up period for the Chicago Stations. Furthermore, it intends to retain future earnings for use in its business and does not anticipate paying dividends on shares of its Common Stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the three months ended March 31, 1997 and 1998, the Company reported cash used in operations. In the three months ended March 31, 1997 this negative cash flow was predominantly due to the funding of the start-up operations of Y-107 NY, together with interest expense from increased borrowings under the Old Credit Facility. In the three months ended March 31, 1998 the deficit was predominantly due to the start-up operating losses of Y-107 NY and FM 103.1 Chicago, together with interest expense on borrowings under the Old Credit Facility to finance the Company's radio station acquisitions. The reduction in cash used in operations for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was due primarily to (i) a reduction in net cash interest expense as a result of issuance of the Notes on March 17, 1998 to retire the Old Credit Facility, and (ii) a net reduction of approximately $700,000 in the funding of accounts receivable between the periods.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $183,000 and $545,000 for the three months ended March 31, 1997 and 1998 respectively. These expenditures primarily reflect costs associated with the increase in the power of certain of the Company's radio stations to the six kilowatt level and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, computer support equipment, and the purchase of promotional vehicles for the newly formed trimulcast stations. The Company has to date spent less than $250,000 per station group for the upgrades and other technical improvements associated with the implementation of its STMC-TM- concept for power increases at such station groups.

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

    The Notes were issued at an original issue discount and will accrete in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually, to an aggregate principal amount of $174.0 million. Cash interest will not accrue on the Notes prior to March 15, 2001. Thereafter, interest on the Notes will accrue at a rate of 11 1/4% per annum and will be payable in cash semi-annually, commencing September 15, 2001. The Notes will mature on March 14, 2005 but may be redeemed after March 15, 2001 at the option of the Company, in whole or in part at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15, 2002, 2003 and 2004, respectively. In addition, up to 33 1/3% of the original principal amount of the Notes may be redeemed at the option of the Company prior to March 15, 2001 at a redemption price equal to 111.25% of the accreted value of the Notes with net cash proceeds of one or more equity offerings of the Company so long as there is a public market for the Class A Common Stock at the time of such redemption and provided that at least 66 2/3% of the original principal amount of the Notes remains outstanding.

    Holders of the Notes have the right to require the Company to repurchase their Notes upon a "change of control" of the Company, at a price equal to 101% of the accreted value of the Notes if such repurchase occurs prior to March 15, 2001 or 101% of the principal amount of such Notes if such repurchase occurs thereafter, plus accrued and unpaid interest, if any, to the purchase date. A "change of control" for purposes of the Notes is deemed to occur (i) when any person other than the Principal Stockholders, the management and their affiliates (the "Permitted Holders"), becomes the owner of more than 35% of the total voting power of the Company's stock and the Permitted Holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to elect a majority of the Board of Directors, (ii) when the Board of Directors does not consist of a majority of continuing directors, (iii) upon the occurrence of a sale or transfer of all or substantially all of the assets of the Company taken as a whole, or (iv) upon the adoption by the stockholders of a plan for the liquidation or dissolution of the Company.

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's Restricted Subsidiaries, as defined in the Indenture governing the Notes; as of May 11, 1998, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its Restricted Subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, restriction on distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. The covenants, in the Notes, the Indenture and the Revolving Credit Facility (as defined below) do not restrict the ability of the Company's Restricted Subsidiaries to make cash distributions to the Company. The Company is currently in compliance with all covenants and other restrictions under the Notes and anticipates that it will continue to meet the requirements of the Notes.

    The Notes contain customary events of default including payment defaults and default in the performance of other covenants, certain bankruptcy defaults, judgment and cross defaults, and failure of a subsidiary guarantee to be in full force and effect.

    In connection with the consummation of the Notes Offering, the Company entered into the Revolving Credit Facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's Los Angeles Stations' cash flow. The Revolving Credit Facility will mature on the fifth anniversary of March 17, 1998 and amounts outstanding under the Revolving Credit Facility will bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin will initially be 2.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company's and its Restricted Subsidiaries' assets. The Company will pay a fee of 0.5 percent per annum, on the aggregate unused portion of the facility.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on sales of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain minimum interest coverage ratios. The

Company is currently in compliance with all covenants and other restrictions under the Revolving Credit Facility and anticipates that it will continue to meet the requirements of the Revolving Credit Facility.

    The Revolving Credit Facility contains customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults, revocation of any of the Company's broadcast licenses and change in control. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control" as defined in the Revolving Credit Facility. For purposes of the Revolving Credit Facility, a change of control will occur when (i) any person or group other than the Principal Stockholders and their affiliates obtains the power to elect a majority of the Board of Directors, (ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses, or
(iii) the Board of Directors does not consist of a majority of continuing directors, as defined.

    The Company is actively reviewing potential STMC-TM-, and other station acquisition candidates. As of the date of this report, the Company has no binding commitments for any such acquisitions, except for those detailed in footnote 5, "Subsequent Events." After giving effect to the Notes Offering and application of net proceeds therefrom, the Company had available approximately $88.8 million of cash on hand at March 31, 1998 and up to $15.0 million of borrowing capacity under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. Cash on hand and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

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

    The Company has completed the review of its systems and has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own year 2000 issues. All of the systems tested and a majority of the third parties reviewed to date are year 2000 compliant. Year 2000 costs are not expected to have a material impact on the Company's ongoing results of operations. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company' systems.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those utilizing phrases "will," "expects," "intends," "estimates," "contemplates," and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including statements regarding, among other items, (i) the Company's growth strategy, (ii) the Company's intention to acquire additional radio stations and to enter additional markets, including its ability to do so at attractive valuations,
(iii) the Company's expectation of improving the coverage areas of its radio stations, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the Company's competitors,
(ii) changes in the regulatory framework, (iii) changes in audience tastes, and
(iv) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of its business. In Management's opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 17, 1998, the Company completed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, of $174.0 million aggregate principal amount at maturity of 11 1/4% Senior Discount Notes due 2005. The Company paid approximately $3,761,880 (2.162% per note) in discounts to the initial purchasers of the Notes. The Notes Offering generated approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company intends to use the remaining proceeds of this offering to finance the acquisition costs of radio station properties and for general working capital purposes.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 -- OTHER INFORMATION.

    None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       Exhibit Number
       11  *Computation of Earnings Per Share
       27  *Financial Data Schedule for the period ended March 31, 1998

    (b) Reports on Form 8-K

    No reports were filed during the quarter for which this report was filed.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BIG CITY RADIO, INC.

                                By:             /s/ PAUL R. THOMSON
                                     -----------------------------------------
                                                  Paul R. Thomson
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                   AND TREASURER

    Dated: May 15, 1998