Form 10-Q
period 1998-06-30
BIG CITY RADIO INC
filed 1998-08-12
CIK 1046284

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

                       FOR THE PERIOD ENDED JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-13715

                            ------------------------

                              BIG CITY RADIO, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                  13-3790661
(State or other jurisdiction     (I.R.S. Employer
     of incorporation or          Identification
        organization)                 Number)

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

    THE NUMBER OF SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK AND CLASS B COMMON STOCK OUTSTANDING AS OF AUGUST 7, 1998 WAS 5,818,817 AND 8,250,458, RESPECTIVELY.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

                        PART 1 -- FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                              ---------
Item 1.    Financial Statements

           Consolidated Balance Sheets......................................................................          2

           Consolidated Statements of Operations............................................................          3

           Consolidated Statements of Cash Flows............................................................          4

           Consolidated Statement of Stockholders' Equity...................................................          5

           Notes to Consolidated Financial Statements.......................................................        6-9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............      10-15

                                             PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................         16

Item 2.    Changes in Securities and Use of Proceeds........................................................         16

Item 3.    Defaults Upon Senior Securities..................................................................         16

Item 4.    Submission of Matters to a Vote of Security Holders..............................................         16

Item 5.    Other Information................................................................................         16

Item 6.    Exhibits and Reports on Form 8-K.................................................................         17

Signatures..................................................................................................         18

PART 1 -- FINANCIAL INFORMATION

ITEM. 1 FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         1998           1997
                                                                                     (UNAUDITED)      (AUDITED)
                                                                                    --------------  -------------
ASSETS

Current assets:
  Cash and cash equivalents.......................................................  $    1,097,000  $      80,000
  Marketable securities...........................................................      82,742,000       --
  Accounts receivable, net of allowance of $167,000 and $213,000 in 1998 and 1997,
    respectively..................................................................       2,635,000      2,325,000
  Prepaid expenses and other current assets.......................................         489,000        252,000
                                                                                    --------------  -------------
    Total current assets..........................................................      86,963,000      2,657,000

Property and equipment, net.......................................................       3,179,000      2,679,000
Intangibles, net..................................................................      53,282,000     54,115,000
Deferred financing fees...........................................................       4,378,000        612,000
Advance to purchase stations......................................................       2,000,000       --
Other assets......................................................................         272,000         45,000
                                                                                    --------------  -------------
    Total assets..................................................................  $  150,074,000  $  60,108,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................................  $      577,000  $   1,125,000
  Accrued expenses................................................................       1,935,000      1,383,000
  Other current liabilities.......................................................         147,000        368,000
                                                                                    --------------  -------------
    Total current liabilities.....................................................       2,659,000      2,876,000
                                                                                    --------------  -------------

Senior Discount Notes.............................................................     129,433,000       --
Long term debt....................................................................        --           30,100,000
Deferred income tax liabilities...................................................         887,000      2,100,000
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized 20,000,000 shares; zero shares
    issued and outstanding........................................................        --             --
  Common stock, Class A, $.01 par value. Authorized 80,000,000 shares; issued and
    outstanding 5,818,817 shares..................................................          58,000         57,000
  Common stock, Class B, $.01 par value. Authorized 20,000,000 shares; issued and
    outstanding 8,250,458 shares..................................................          83,000         83,000
  Additional paid-in capital......................................................      27,831,000     27,024,000
  Deficit.........................................................................     (10,877,000)    (2,132,000)
                                                                                    --------------  -------------
                                                                                        17,095,000     25,032,000
                                                                                    --------------  -------------
Total liabilities and Stockholders' Equity........................................  $  150,074,000  $  60,108,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE    SIX MONTHS ENDED JUNE
                                                                  30,                       30,
                                                        ------------------------  ------------------------
                                                           1998         1997         1998         1997
                                                        -----------  -----------  -----------  -----------
Gross revenues........................................  $ 3,942,000  $ 3,185,000  $ 6,600,000  $ 5,283,000
  Less: commissions and fees..........................      433,000      356,000      692,000      583,000
                                                        -----------  -----------  -----------  -----------
      Net revenues....................................    3,509,000    2,829,000    5,908,000    4,700,000
                                                        -----------  -----------  -----------  -----------
Operating expenses:
  Station operating expenses, excluding depreciation
    and amortization..................................    4,788,000    3,399,000    8,290,000    6,830,000
  Corporate, general and administrative expenses......      610,000      400,000    1,180,000      734,000
  Employment stock incentives.........................      808,000      --           808,000      --
  Depreciation and amortization.......................      622,000      402,000    1,198,000      722,000
                                                        -----------  -----------  -----------  -----------
    Total operating expenses..........................    6,828,000    4,201,000   11,476,000    8,286,000
                                                        -----------  -----------  -----------  -----------
      Operating loss..................................   (3,319,000)  (1,372,000)  (5,568,000)  (3,586,000)
                                                        -----------  -----------  -----------  -----------
Other income (expenses):
  Interest expenses, net..............................   (2,645,000)    (899,000)  (3,640,000)  (1,717,000)
  Other, net..........................................     (106,000)      18,000     (143,000)      46,000
                                                        -----------  -----------  -----------  -----------
    Total other expenses..............................   (2,751,000)    (881,000)  (3,783,000)  (1,671,000)
                                                        -----------  -----------  -----------  -----------
  Loss before benefit from income taxes and
    extraordinary loss................................   (6,070,000)  (2,253,000)  (9,351,000)  (5,257,000)
Income tax benefit....................................      611,000      --         1,101,000      --
                                                        -----------  -----------  -----------  -----------
Loss before extraordinary loss........................   (5,459,000)  (2,253,000)  (8,250,000)  (5,257,000)
Extraordinary loss on extinguishment of debt, net of
  income taxes........................................      --           --           495,000      --
                                                        -----------  -----------  -----------  -----------
Net loss..............................................  $(5,459,000) $(2,253,000) $(8,745,000) $(5,257,000)
                                                        -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------
Basic and diluted loss per share:
  Loss before extraordinary loss......................  $     (0.39) $     (0.24) $     (0.59) $     (0.56)
  Extraordinary item..................................      --           --             (0.04)     --
                                                        -----------  -----------  -----------  -----------
Net loss..............................................  $     (0.39) $     (0.24) $     (0.63) $     (0.56)
                                                        -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------
Weighted average share outstanding....................   13,988,913    9,375,520   13,982,253    9,375,520
                                                        -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------

                              BIG CITY RADIO, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                                         1998            1997
                                                                                     -------------  --------------
Cash flows from operating activities:
  Net loss.........................................................................  ($  8,745,000) ($   5,257,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..................................................      1,198,000         722,000
    Non cash interest..............................................................      4,277,000          54,000
    Employment stock incentives....................................................        808,000        --
    Deferred income taxes..........................................................     (1,213,000)       --
    Extraordinary loss on extinguishment of debt...................................        582,000        --
    Changes in operating assets and liabilities
      (Increase) decrease in assets:
        Accounts receivable........................................................       (310,000)       (988,000)
        Prepaid expenses and other current assets..................................       (237,000)       (307,000)
        Other assets...............................................................       (227,000)        (43,000)
      Increase (decrease) in liabilities:
        Accounts payable...........................................................       (548,000)        (56,000)
        Accrued expenses...........................................................        552,000         698,000
        Other liabilities..........................................................       (221,000)        223,000
                                                                                     -------------  --------------
          Net cash used in operating activities....................................     (4,084,000)     (4,954,000)
                                                                                     -------------  --------------
Cash flows from investing activities:
  Purchase of property and equipment...............................................       (865,000)       (389,000)
  Purchase of marketable securities................................................    (82,742,000)       --
  Cash paid and advanced for assets of radio stations acquired.....................     (2,000,000)    (16,938,000)
  Repayment of advances to purchase stations.......................................       --             5,434,000
                                                                                     -------------  --------------
          Net cash used in investing activities....................................    (85,607,000)    (11,893,000)
                                                                                     -------------  --------------
Cash flows from financing activities:
  Loans from stockholders..........................................................       --               408,000
  Proceeds from offering of Senior Discount Notes net of discount and fees of
    $4,568,000.....................................................................    120,808,000        --
  Drawdown on credit facility......................................................      2,500,000      16,379,000
  Repayment of existing credit facility............................................    (32,600,000)       --
  Other............................................................................       --               (11,000)
                                                                                     -------------  --------------
          Net cash provided by financing activities................................     90,708,000      16,776,000
                                                                                     -------------  --------------
            Change in cash and cash equivalents....................................      1,017,000         (71,000)
Cash and cash equivalents at beginning of period...................................         80,000         234,000
                                                                                     -------------  --------------
Cash and cash equivalents at end of period.........................................  $   1,097,000  $      163,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------

                              BIG CITY RADIO, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK          ADDITIONAL
                                         -------------------------     PAID-IN      ACCUMULATED
                                            SHARES       AMOUNT        CAPITAL        DEFICIT          TOTAL
                                         ------------  -----------  -------------  --------------  -------------

Balance at December 31, 1997
  (Audited)............................    13,975,520  $   140,000  $  27,024,000  $   (2,132,000) $  25,032,000
Capital contribution related to
  Employment Incentive.................        93,755        1,000        807,000        --              808,000

Net loss...............................                                                (8,745,000)    (8,745,000)
                                         ------------  -----------  -------------  --------------  -------------
Balance at June 30, 1998 (Unaudited)...    14,069,275  $   141,000  $  27,831,000  $  (10,877,000) $  17,095,000
                                         ------------  -----------  -------------  --------------  -------------
                                         ------------  -----------  -------------  --------------  -------------

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K/A for the year ended December 31, 1997 (the "1997 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for the three and six-month periods ended June 30, 1998 and 1997, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion
(APB) No. 15 and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended December 31, 1997. The Company had for the six months ended June 30, 1998 and 1997 potentially dilutive shares of Common Stock of 572,500 and 0, respectively, which were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

                              BIG CITY RADIO, INC.

                                  (UNAUDITED)

4. RECENT DEVELOPMENTS

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount at maturity of 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company intends to use the remaining proceeds of the Notes Offering to finance the acquisition costs of radio station properties and for general corporate and working capital purposes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

    SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the 11 1/4% Senior Discount Notes due 2005 (the "Indenture"), the direct subsidiaries of Big City Radio, Inc. ---consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C., and WRKL Rockland Radio, L.L.C. (collectively, the Subsidiary Guarantors)--have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

    All of the Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies formed at the request of the lenders under the Credit Facility for the sole purpose of facilitating the Credit Facility by holding the Company's Federal Communications Commission ("FCC") radio licenses. The operating agreements for the Station subsidiaries limit the activities of these companies to owning the FCC radio licenses. Odyssey Traveling Billboards, Inc. ("Odyssey") owns and operates certain vehicles used to advertise for the Company's radio stations. Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey is similarly a special purpose corporation with no income and only expenses.

    The covenants in the Notes, the Indenture and the Revolving Credit Facility do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of June 30, 1998 and December 31,

                              BIG CITY RADIO, INC.

                                  (UNAUDITED)

4. RECENT DEVELOPMENTS (CONTINUED)
1997 and for the three and six months ended June 30, 1998 and 1997 on an as if pooling basis given the common control relationship of Big City Radio and the Subsidiary Guarantors.

                                                                                 JUNE 30, 1998  DECEMBER 31, 1997
                                                                                 -------------  -----------------
Current assets.................................................................       --               --
Noncurrent assets..............................................................  $  53,366,000    $  54,087,000
Current liabilities............................................................       --               --
Noncurrent liabilities.........................................................       --               --

                                                   THREE MONTHS ENDED,    SIX MONTHS ENDED,
                                                         JUNE 30,              JUNE 30,
                                                   --------------------  --------------------
                                                     1998       1997       1998       1997
                                                   ---------  ---------  ---------  ---------
Net sales........................................     --         --         --         --
Costs and expenses...............................     --         --         --         --
Depreciation and amortization....................  $ 360,000  $ 350,000  $ 720,000  $ 588,000
Net loss.........................................  $(360,000) $(350,000) $(720,000) $(588,000)

    The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

    ACQUISITIONS

    On April 20, 1998, the Company signed agreements to acquire substantially all of the assets of four radio stations in Chicago (WLRT-FM, Kankakee, Ill., WCBR-FM, Arlington Heights, Ill, and WDEK-FM and WLBK-AM, DeKalb, Ill.) It is the Company's intention that certain of these stations will be reconfigured and resold immediately following the closing of the acquisitions (See Note 5 below).

    On April 27, 1998, the Company signed an agreement to acquire all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvedere, NJ and WRNJ-AM, Hackettstown, NJ. Simultaneously with the execution of this acquisition agreement, the Company agreed to sell substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. Effective April 27,1998, the Company commenced operations of WRNJ-FM under a local marketing agreement.

    The results of operations of the assets of the radio stations to be retained will be included in the Company's consolidated financial statements following the closing dates of the transactions.

    EMPLOYMENT INCENTIVE

    On June 17, 1998, 93,755 shares of Class A Common Stock were issued to the Chief Executive Officer pursuant to his employment agreement. The Company recorded a non-cash charge of $808,000 for the three months ended June 30, 1998.

5. SUBSEQUENT EVENTS

    On July 6, 1998, the Board of Directors granted stock options to purchase an aggregate of 344,500 shares of Class A Common Stock under the 1998 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price of $7.8125 per share. The majority of these awards vest over a four year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter.

                              BIG CITY RADIO, INC.

                                  (UNAUDITED)

5. SUBSEQUENT EVENTS (CONTINUED)
    On August 4, 1998, the Company completed the acquisition of substantially all of the assets of WCBR-FM, Arlington Heights, Illinois, a Chicago area radio station (the "Station"). Pursuant to the Asset Purchase Agreement dated April 20, 1998 (the "Purchase Agreement") by and between Darrel Peters Productions, Inc., an Illinois corporation ("DPP"), the Company acquired certain assets (the "Purchased Assets"), consisting primarily of FCC licenses, permits and authorizations to operate the Station, studio equipment, transmission equipment, broadcast equipment, translator equipment, satellite earth station equipment, auxiliary station equipment, towers, antennae, office and computer equipment and tangible personal property of every kind and description used in the operation of the Station, and certain related tangible and intangible assets, including goodwill, used primarily in connection with the operation by DPP of the Station. The cash purchase price of the Purchased Assets was $14 million. In addition to the cash purchase price the Company granted a credit to DPP for trade services, airtime, or such other valuable consideration, as set forth in the Trade Agreement executed between the Company and DPP (the "Trade Agreement"), having a present value of approximately $500,000 (the "Trade Consideration"). The Trade Consideration is to be redeemed by DPP over a ten (10) year period, in accordance with the Trade Agreement.

    The cash purchase price was paid from the proceeds of the Company's private placement on March 17, 1998 of $174.0 million aggregate principal amount at maturity of 11 1/4% Senior Discount Notes due 2005.

    DPP is a privately-held company which is the licensee of the Station and prior to the sale of the Purchased Assets, which consisted of equipment and other physical property, owned and operated the Station and used the Purchased Assets in such capacity. The Company intends to use these assets in the same capacity.

    On August 7, 1998, the proposed acquisition of WLRT-FM, Kankakee, Illinois was completed.

    The aggregate purchase price for these stations was approximately $19,500,000, of which $19,000,000 was paid in cash. Management's preliminary estimate of the fair value of the assets acquired in these transactions, subject to further review and appraisal is as follows:

Fixed Assets....................................................  $ 100,000
FCC Broadcast Licenses..........................................  19,400,000

    The fair value of the fixed assets and land acquired is determined by reference to replacement value on an individual asset basis and comparable property, respectively. The remaining purchase price is assigned to the FCC license.

    The following unaudited pro forma results of operations illustrate the effect of these acquisitions and assume that the acquisitions occurred at the beginning of each of the periods presented:

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
Net revenues........................................................................  $   6,826,000  $   5,628,000
Loss from continuing operations.....................................................     (9,425,000)    (5,344,000)
Pro forma loss per share............................................................  $       (0.63) $       (0.57)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements set forth below under this caption constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Special Note Regarding Forward-Looking Statements".

GENERAL

    The Company owns and operates three FM radio stations in Los Angeles, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Southern California's Modern Rock Y-107". These stations were acquired in 1996.

    In the New York area, the Company owns and operates WWVY-FM and WWXY-FM, and WWZY-FM, all trimulcasting on 107.1 FM to form "New Country Y-107". The New Country Y-107 trimulcast began on December 30, 1996. WWVY-FM and WWZY-FM were operated under Local Marketing Agreements ("LMAs") throughout the periods from January 1, 1997 to April 1, 1997 and June 5, 1997, respectively.

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

    On April 27, 1998, the Company signed an agreement to acquire all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvedere, NJ and WRNJ-AM, Hackettstown, NJ. Simultaneously with the execution of this agreement, the Company agreed to sell substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. The remaining WRNJ-FM operates on 107.1 FM and was added to the Company's New Country Y-107 trimulcast under a LMA, effective April 28, 1998.

RESULTS OF OPERATIONS

    BACKGROUND

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

    Given the fact that the Company's strategy involves developing brand new metropolitan area radio stations, the initial revenue base is zero and subject to factors other than ratings and radio broadcasting seasonality. After the start-up period, as is typical in the radio broadcasting industry, the Company's first calendar quarter generally will produce the lowest revenues for the year, and the fourth quarter generally will produce the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenses are incurred.

    THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1997.

    NET REVENUES for the three months ended June 30, 1998 were $3,509,000 as compared to $2,829,000 for the three months ended June 30, 1997, an increase of $680,000, or 24%. This increase was due primarily to increases in the net revenues of Y-107 NY, FM 103.1 Chicago, and WRKL-AM in the three months ended June 30, 1998 when compared to the corresponding period of the prior year.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended June 30, 1998 were $4,788,000 as compared to $3,399,000 for the three months ended June 30, 1997, an increase of $1,389,000, or 41%. This increase was due principally to (i) the start-up operations of FM 103.1 Chicago Heart and Soul throughout the three months ended June 30, 1998, and (ii) increases in station operating expenses at Y-107 NY and Y-107 LA, primarily due to the timing of advertising and promotion expenses.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 1998 were $610,000 as compared to $400,000 for the three months ended June 30, 1997, an increase of $210,000, or 53%. This increase was due primarily to increased administrative expenses to support the growth of the Company.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended June 30, 1998 were $622,000 as compared to $402,000 for the three months ended June 30, 1997, an increase of $220,000, or 55%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Chicago stations which were acquired after June 30, 1997.

    INTEREST EXPENSE NET OF INTEREST INCOME for the three months ended June 30, 1998 was $2,645,000 as compared to $899,000 for the three months ended June 30, 1997, an increase of $1,746,000, or 194%. This increase reflects increased borrowings made to fund the Company's Chicago and New York acquisitions, and additional interest resulting from the issuance of Senior Discount Notes on March 17, 1998. In the three months ended June 30, 1998 and 1997, the average outstanding total debt for the Company was $128,261,000 and $51,670,000, respectively. The average rate of interest on the outstanding debt was 11.25% and 7.4%, respectively. The Company expects interest expense to increase substantially in the future due to the issuance of the Senior Discount Notes.

    NET LOSSES for the three months ended June 30, 1998 were $5,459,000 as compared to $2,253,000 for the three months ended June 30, 1997. The increase in the net loss of $3,206,000 was primarily attributable to higher station operating expenses, depreciation and amortization expenses, corporate general and administrative expenses, employee stock incentive compensation, and interest expense incurred as part of the radio station acquisitions and growth of the Company, offset by increased net revenues and a net tax benefit in the three months ended June 30, 1998 of $611,000.

    SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

    NET REVENUES for the six months ended June 30, 1998 were $5,908,000 as compared to $4,700,000 for the six months ended June 30, 1997, an increase of $1,208,000, or 26%. This increase was due primarily to increases in the net revenues of Y-107 NY, WRKL-AM, and FM 103.1 Chicago for the six months ended June 30, 1998 when compared to the corresponding period of the prior year.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the six months ended June 30, 1998 were $8,290,000 as compared to $6,830,000 for the six months ended June 30, 1997, an increase of $1,460,000, or 21%. This increase was due principally to FM 103.1 Chicago Heart and Soul commencing operations in early February 1998. Furthermore, increases in station operating expenses at Y-107 LA and WRKL-AM were partially offset by a reduction in the station operating expenses of Y-107 NY in the six months ended June 30, 1998 when compared to the six months ended June 30, 1998.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 1998 were $1,180,000 as compared to $734,000 for the six months ended June 30, 1997, an increase of $446,000, or 61%. This increase was due primarily to increased administrative expenses to support the growth of the company.

    DEPRECIATION AND AMORTIZATION EXPENSES for the six months ended June 30, 1998 were $1,198,000 as compared to $722,000 for the six months ended June 30, 1997, an increase of $476,000, or 66%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Chicago stations and two of the three Y-107 NY stations, all of which were acquired after March 31, 1997.

    INTEREST EXPENSE NET OF INTEREST INCOME for the six months ended June 30, 1998 was $3,640,000 as compared to $1,717,000 for the six months ended June 30, 1997, an increase of $1,923,000, or 112%. This increase reflects increased borrowings made to fund the Company's Chicago and New York acquisitions, and additional interest resulting from the issuance of Senior Discount Notes on March 17, 1998. In the six months ended June 30, 1998 and 1997, the average outstanding total debt for the Company was $87,463,000 and $47,023,000, respectively. The average rate of interest on the outstanding debt was 11.0% and 7.7% respectively. The Company expects interest expense to increase substantially in the future due to the issuance of the Senior Discount Notes.

    NET LOSSES for the six months ended June 30, 1998 were $8,745,000 as compared to $5,257,000 for the six months ended June 30, 1997. The increase in the net loss of $3,488,000 was primarily attributable to (a) higher station operating expenses, depreciation and amortization expenses, corporate general and administrative expenses, employee stock incentive compensation, and interest expense incurred as part of the radio station acquisitions and growth of the Company and (b) the extraordinary loss on the extinguishment of debt net of income taxes of $495,000, offset by increased net revenues and a net tax benefit in the six months ended June 30, 1998 of $1,101,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of Y-107 LA and Y-107 NY, and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because its broadcast properties are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in major markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), borrowings under the Old Credit Facility and the issuance of the Senior Discount Notes. The Company has entered into various employment contracts with thirteen individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $863,000 in 1998, $470,000 in 1999 and $300,000 in 2000.

    The Company has never paid cash or stock dividends on shares of common stock. Furthermore, it intends to retain any future earnings for use in its business and does not anticipate paying dividends on shares of its Common Stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the six months ended June 30, 1998 and 1997, the Company reported cash used in operations. In the six months ended June 30, 1998 the deficit was predominantly due to the start-up operating losses of Y-107 NY and FM 103.1 Chicago. In the six months ended June 30, 1997 this negative cash flow was predominantly due to the funding of the start-up operations of Y-107 NY, together with interest expense from increased borrowings under the Old Credit Facility. The reduction in cash used in operations for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was due primarily to a reduction in net cash interest expense as a result of issuance of the Senior Discount Notes on March 17, 1998, a portion of the proceeds of which were used to retire the Old Credit Facility.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $865,000 and $389,000 for the six months ended June 30, 1998 and 1997, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, computer support equipment, and the purchase of promotional vehicles for the new station properties. The Company has to date spent less than $250,000 per station group for the upgrades and other technical improvements associated with the implementation of its STMC-TM- concept for power increases at such station groups.

    CASH FLOWS FROM FINANCING ACTIVITIES

    Under the terms of the Old Credit Facility, the Company had a $35.0 million revolving loan facility, of which amount Mr. Subotnick had guaranteed the payment of up to $6.0 million. The amounts outstanding under the Old Credit Facility were repaid with the proceeds of the Notes Offering on March 17, 1998.

    The Company completed a private placement of $174.0 million aggregate principal amount at maturity of Notes on March 17, 1998, generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company intends to use the remaining proceeds of the Notes Offering to finance the acquisition costs of radio station properties and for general working capital purposes.

    The Notes were issued at an original issue discount and will accrete in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually, to an aggregate principal amount of $174.0 million. Cash interest will not accrue on the Notes prior to March 15, 2001. Thereafter, interest on the Notes will accrue at a rate of 11 1/4% per annum and will be payable in cash semi-annually, commencing September 15, 2001. The Notes will mature on March 14, 2005 but may be redeemed after March 15, 2001 at the option of the Company, in whole or in part, at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15, 2002, 2003 and 2004, respectively. In addition, up to 33 1/3% of the original principal amount of the Notes may be redeemed at the option of the Company prior to March 15, 2001 at a redemption price equal to 111.25% of the accreted value of the Notes with net cash proceeds of one or more equity offerings of the Company so long as there is a public market for the Class A Common Stock at the time of such redemption and provided that at least 66 2/3% of the original principal amount of the Notes remains outstanding.

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

    On July 6, 1998, the Company completed an exchange offer for the Notes, in which the holders of outstanding Notes exchanged their Notes for newly-issued Notes registered under the Securities Act of 1933. The new Notes have the same terms as the exchanged Notes, except that the new Notes are so registered. The amount exchanged was $172,500,000 aggregate principal amount at maturity of Notes.

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

    The Company is actively reviewing potential STMC-TM-, and other station acquisition candidates. As of the date of this report, the Company has no binding commitments for any such acquisitions, except for those detailed in footnotes 4 and 5, "Recent Developments" and "Subsequent Events," in the Notes to Consolidated Financial Statements. The Company had available approximately $83.8 million of cash and cash equivalents on hand and marketable securities at June 30, 1998 and up to $15.0 million of borrowing capacity under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. Cash and cash equivalents on hand, marketable securities, and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that the net proceeds of the Notes Offering, its available borrowing capacity and its broadcast cash flow from operations will be sufficient to finance its capital expenditure programs, as well as existing operational and debt service requirements, through June 30, 1999. Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to acquire and build a major market broadcast group; and (ii) the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable to successfully implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

YEAR 2000

    Some of the Company's older computer programs were written using two digits rather than four to define the application year. As a result, those computer programs each have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those utilizing phrases "will," "expects," "intends," "estimates," "contemplates," and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategy, (ii) the Company's intention to acquire additional radio stations and to enter additional markets, including its ability to do so at attractive valuations,
(iii) the Company's expectation of improving the coverage areas of its radio stations, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the Company's competitors,
(ii) changes in the regulatory framework, (iii) changes in audience tastes, and
(iv) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of its business. In Management's opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's 1998 Annual Meeting of Stockholders held on May 12, 1998, the holders of Class A Common Stock of the Company were asked to consider and vote as a separate class upon the election of two members to the Company's Board of Directors to serve a one year term as Class A Directors, and the holders of Class A Common Stock together with the holders of Class B Common Stock were asked to consider and vote as a single class upon the adoption of the Big City Radio, Inc. 1998 Incentive Stock Plan and the ratification of the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the year ending December 31, 1998.

    At such a meeting, a majority of the Company's stockholders (i) elected Michael H. Boyer and Mr. Leonard White as Class A Directors for a one year term ending in the year 1999, (ii) adopted the 1998 Incentive Stock Plan, and (iii) ratified the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the year ending December 31, 1998.

    The following is a summary of the voting results with respect to each of the proposals:

                                                                                                                BROKER
PROPOSAL                                                                       FOR       AGAINST    ABSTAIN   NON-VOTES
--------------------------------------------------------------------------  ----------  ---------  ---------  ----------

1.         The Election of Class A Directors..............................   5,555,680     --         53,100      --

          NAME
--------------------------------------------------------------------------

           Michael H. Boyer...............................................   5,555,680     --         53,100      --

           Leonard White..................................................   5,555,680     --         53,100      --

2.         1998 Incentive Stock Plan......................................   2,800,635    536,772     58,500   2,212,873

3.         Ratification of the Appointment of Independent Auditors........   5,552,003      2,100     54,677      --

    No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the second quarter of the year ended December 31, 1998.

ITEM 5--OTHER INFORMATION.

    None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     NUMBER    EXHIBIT
-------------  --------------------------------------------------------------------------------------------------------

         11    Computation of Earnings Per Share*

         27    Financial Data Schedule for the period ended June 30, 1998*

------------------------

*   Filed herewith

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

Dated: August 12, 1998