Form 10-Q
period 1998-09-30
BIG CITY RADIO INC
filed 1998-11-13
CIK 1046284

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                   Number)

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

    THE NUMBER OF SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK AND CLASS B COMMON STOCK OUTSTANDING AS OF OCTOBER 20, 1998 WAS 5,818,817 AND 8,250,458, RESPECTIVELY.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.
                         PART I--FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                            ---------
Item 1. Financial Statements
  Consolidated Balance Sheets.............................................................................          2
  Consolidated Statements of Operations...................................................................          3
  Consolidated Statements of Cash Flows...................................................................          4
  Consolidated Statement of Stockholders' Equity..........................................................          5
  Notes to Consolidated Financial Statements..............................................................        6-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............      10-16

                                             PART II--OTHER INFORMATION

Item 1. Legal Proceedings.................................................................................         17
Item 2. Changes in Securities and Use of Proceeds.........................................................         17
Item 3. Defaults Upon Senior Securities...................................................................         17
Item 4. Submission of Matters to a Vote of Security Holders...............................................         17
Item 5. Other Information.................................................................................         17
Item 6. Exhibits and Reports on Form 8-K..................................................................         17

Signatures................................................................................................         18

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                         1998           1997
                                                                                     (UNAUDITED)      (AUDITED)
                                                                                    --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $    8,490,000  $      80,000
  Marketable securities...........................................................      51,217,000             --
  Accounts receivable, net of allowance of $171,000 and $213,000 in
    1998 and 1997, respectively...................................................       3,146,000      2,325,000
  Interest receivable.............................................................       1,618,000             --
  Prepaid expenses and other current assets.......................................         673,000        252,000
                                                                                    --------------  -------------
      Total current assets........................................................      65,144,000      2,657,000
Property and equipment, net.......................................................       3,884,000      2,679,000
Intangibles, net..................................................................      78,232,000     54,115,000
Deferred financing fees...........................................................       4,215,000        612,000
Advance to purchase stations......................................................         450,000             --
Other assets......................................................................          91,000         45,000
                                                                                    --------------  -------------
      Total assets................................................................  $  152,016,000  $  60,108,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................  $    1,034,000  $   1,125,000
  Accrued expenses................................................................       1,568,000      1,383,000
  Other current liabilities.......................................................         169,000        368,000
                                                                                    --------------  -------------
      Total current liabilities...................................................       2,771,000      2,876,000
                                                                                    --------------  -------------
Senior discount notes.............................................................     133,023,000             --
Long term debt....................................................................       2,850,000     30,100,000
Deferred income tax liabilities...................................................         469,000      2,100,000
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 20,000,000 shares;
    zero shares issued and outstanding............................................              --             --
  Common stock, Class A, $.01 par value. Authorized 80,000,000 shares; issued and outstanding 5,818,817 shares and 5,725,082 shares in 1998 and 1997,
    respectively..................................................................          58,000         57,000
  Common stock, Class B, $.01 par value. Authorized 20,000,000 shares; issued and
    outstanding 8,250,458 shares..................................................          83,000         83,000
  Additional paid-in capital......................................................      27,831,000     27,024,000
  Accumulated deficit.............................................................     (15,069,000)    (2,132,000)
                                                                                    --------------  -------------
  Net stockholders' equity........................................................      12,903,000     25,032,000
                                                                                    --------------  -------------
      Total liabilities and stockholders' equity..................................  $  152,016,000  $  60,108,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                              BIG CITY RADIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------  ------------------------------
                                                         1998           1997            1998            1997
                                                     -------------  -------------  --------------  --------------
Gross revenues.....................................  $   4,531,000  $   3,202,000  $   11,131,000  $    8,485,000
  Less: commissions and fees.......................        495,000        364,000       1,187,000         947,000
                                                     -------------  -------------  --------------  --------------
        Net revenues...............................      4,036,000      2,838,000       9,944,000       7,538,000
                                                     -------------  -------------  --------------  --------------
Operating expenses:
  Station operating expenses, excluding
    depreciation and amortization..................      4,461,000      3,004,000      12,751,000       9,834,000
  Corporate, general and administrative expenses...        721,000        370,000       2,063,000       1,104,000
  Employment stock incentives......................       --            3,713,000         808,000       3,713,000
  Depreciation and amortization....................        701,000        501,000       1,737,000       1,223,000
                                                     -------------  -------------  --------------  --------------
      Total operating expenses.....................      5,883,000      7,588,000      17,359,000      15,874,000
                                                     -------------  -------------  --------------  --------------
        Operating loss.............................     (1,847,000)    (4,750,000)     (7,415,000)     (8,336,000)
                                                     -------------  -------------  --------------  --------------
Other income (expenses):
  Interest expense, net............................     (2,761,000)    (1,438,000)     (6,401,000)     (3,155,000)
  Other, net.......................................         (2,000)        10,000        (145,000)         56,000
                                                     -------------  -------------  --------------  --------------
      Total other (expenses).......................     (2,763,000)    (1,428,000)     (6,546,000)     (3,099,000)
                                                     -------------  -------------  --------------  --------------
Loss before benefit from income taxes and
  extraordinary loss...............................     (4,610,000)    (6,178,000)    (13,961,000)    (11,435,000)
Income tax benefit.................................        418,000       --             1,519,000        --
                                                     -------------  -------------  --------------  --------------
Loss before extraordinary loss.....................     (4,192,000)    (6,178,000)    (12,442,000)    (11,435,000)
Extraordinary loss on extinguishment of debt, net
  of income taxes..................................       --             --               495,000        --
                                                     -------------  -------------  --------------  --------------
Net loss...........................................  $  (4,192,000) $  (6,178,000) $  (12,937,000) $  (11,435,000)
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
Basic and diluted loss per share:
  Loss before extraordinary loss...................  $       (0.30) $       (0.66) $        (0.89) $        (1.22)
  Extraordinary item...............................       --             --                 (0.04)       --
                                                     -------------  -------------  --------------  --------------
Net loss...........................................  $       (0.30) $       (0.66) $        (0.92) $        (1.22)
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
Weighted average shares outstanding................     14,069,275      9,375,520      14,011,580       9,375,520
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------

                              BIG CITY RADIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                                        1998            1997
                                                                                   --------------  --------------
Cash flows from operating activities:
  Net loss.......................................................................  $  (12,937,000) $  (11,435,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization................................................       1,737,000       1,223,000
    Non cash interest............................................................       8,030,000          93,000
    Employment stock incentives..................................................         808,000       3,713,000
    Deferred income taxes........................................................      (1,631,000)             --
    Extraordinary loss on extinguishment of debt.................................         582,000              --
    Changes in operating assets and liabilities..................................
      (Increase) decrease in assets:
        Accounts receivable......................................................        (821,000)       (726,000)
        Interest receivable......................................................      (1,618,000)             --
        Prepaid expenses and other current assets................................        (421,000)       (429,000)
        Other assets.............................................................         (46,000)       (236,000)
      Increase (decrease) in liabilities:
        Accounts payable.........................................................         (91,000)         45,000
        Accrued expenses.........................................................         185,000         514,000
        Other liabilities........................................................        (199,000)        576,000
                                                                                   --------------  --------------
          Net cash used in operating activities..................................      (6,422,000)     (6,662,000)
                                                                                   --------------  --------------
Cash flows from investing activities:
  Purchase of property and equipment.............................................      (1,551,000)       (398,000)
  Purchase of marketable securities..............................................     (51,217,000)             --
  Cash paid and advanced for assets of radio stations acquired...................     (23,108,000)    (27,230,000)
  Repayment of advances to purchase stations.....................................              --       5,434,000
                                                                                   --------------  --------------
          Net cash used in investing activities..................................     (75,876,000)    (22,194,000)
                                                                                   --------------  --------------
Cash flows from financing activities:
  Loans from stockholders........................................................              --         619,000
  Proceeds from offering of Senior Discount Notes net of discount and fees of
    $4,568,000...................................................................     120,808,000              --
  Drawdown on credit facility....................................................       2,500,000      28,319,000
  Repayment of credit facility...................................................     (32,600,000)             --
                                                                                   --------------  --------------
          Net cash provided by financing activities..............................      90,708,000      28,938,000
                                                                                   --------------  --------------
            Change in cash and cash equivalents..................................       8,410,000          82,000
Cash and cash equivalents at beginning of period.................................          80,000         234,000
                                                                                   --------------  --------------
Cash and cash equivalents at end of period.......................................  $    8,490,000  $      316,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                              BIG CITY RADIO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK         ADDITIONAL
                                         ------------------------     PAID-IN      ACCUMULATED
                                            SHARES       AMOUNT       CAPITAL        DEFICIT          TOTAL
                                         ------------  ----------  -------------  --------------  --------------
Balance at December 31, 1997
  (Audited)............................    13,975,520  $  140,000  $  27,024,000  $   (2,132,000) $   25,032,000
Capital contribution related to
  Employment Incentive.................        93,755       1,000        807,000              --         808,000
Net loss...............................            --          --             --     (12,937,000)    (12,937,000)
                                         ------------  ----------  -------------  --------------  --------------
Balance at September 30, 1998
  (Unaudited)..........................    14,069,275  $  141,000  $  27,831,000  $  (15,069,000) $   12,903,000
                                         ------------  ----------  -------------  --------------  --------------
                                         ------------  ----------  -------------  --------------  --------------

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K/A for the year ended December 31, 1997 (the "1997 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of September 30, 1998, and the results of its operations and its cash flows for the three and nine-month periods ended September 30, 1998 and 1997, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion
(APB) No. 15 and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended December 31, 1997. The Company had for the nine months ended September 30, 1998 and 1997 potentially dilutive shares of Common Stock of 1,559,500 and 21,400, respectively, which were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

    SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the 11 1/4% Senior Discount Notes due 2005 (the "Indenture"), the direct subsidiaries of Big City Radio, Inc. --consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C., and WRKL Rockland Radio, L.L.C. (collectively, the Subsidiary Guarantors)--have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

    All of the Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station Subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies formed at the request of the lenders under the Credit Facility for the sole purpose of facilitating the Credit Facility by holding the Company's Federal Communications Commission ("FCC") radio licenses. The operating agreements for the Station subsidiaries limit the activities of these companies to holding the FCC radio licenses. Odyssey Traveling Billboards, Inc. ("Odyssey") owns and operates certain vehicles used to advertise for the Company's radio stations. Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey is similarly a special purpose corporation with no income and only expenses.

    The covenants in the Notes, the Indenture and the Revolving Credit Facility do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997 on an "as if pooling" basis given the common control relationship of Big City Radio, Inc. and the Subsidiary Guarantors.

                                                                             SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                             ------------------  -----------------
Current assets.............................................................          --                 --
Noncurrent assets..........................................................    $   78,151,000      $  54,087,000
Current liabilities........................................................          --                 --
Noncurrent liabilities.....................................................          --                 --

                                                               THREE MONTHS ENDED,         NINE MONTHS ENDED,
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                             ------------------------  --------------------------
                                                                1998         1997          1998          1997
                                                             -----------  -----------  -------------  -----------
Net sales..................................................      --           --            --            --
Costs and expenses.........................................      --           --            --            --
Depreciation and amortization..............................  $   439,000  $   380,000  $   1,159,000  $   968,000
Net loss...................................................  $  (439,000) $  (380,000) $  (1,159,000) $  (968,000)

    The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

    ACQUISITIONS

    In August, the Company closed two transactions in which it acquired substantially all of the assets of two radio stations in the Chicago metropolitan area (WLRT-FM, Kankakee, Ill. and WCBR-FM, Arlington Heights, Ill.). On April 15, 1998, the Company signed an agreement to acquire substantially all of the assets of two radio stations licensed to operate in DeKalb, Illinois (WDEK-FM and WLBK-AM). Upon closing of this transaction, the Company intends to operate the three recently acquired FM stations together as its second station in the Chicago metropolitan area.

    On August 4 and 7, 1998, the Company completed the acquisitions of WCBR-FM, Arlington Heights, Illinois and WLRT-FM, Kankakee, Illinois. The operations of these stations have been included in the consolidated statements of operations from these dates. The aggregate purchase price for these stations was $19,500,000 excluding acquisition related expenses, of which $19,000,000 was paid in cash. Management's preliminary estimate of the fair value of the assets acquired in these transactions, subject to further review and appraisal is as follows:

Fixed Assets...................................................  $  200,000
FCC Broadcast Licenses.........................................  19,300,000

    The fair value of the fixed assets and land acquired is determined by reference to replacement value on an individual asset basis and comparable property, respectively. The remaining purchase price is assigned to the FCC license.

    On April 27, 1998, the Company signed an agreement to acquire all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvedere, NJ and WRNJ-AM, Hackettstown, NJ. Simultaneously with the execution of this acquisition agreement, the Company agreed to sell substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. Effective April 27,1998, the Company commenced operations of WRNJ-FM under a local marketing agreement. These acquisitions and sale were completed on August 14, 1998. It is the Company's intention to liquidate Radio New Jersey and transfer the FCC license of WRNJ-FM to its Subsidiary Guarantor, Big City Radio-NYC, L.L.C. The aggregate purchase price for WRNJ-FM was $5,350,000 excluding acquisition related expenses, of which $3,000,000 was paid in cash and the remainder was satisfied by the issuance of two promissory notes totaling $2,350,000, bearing interest at 8.5% per annum. Management's preliminary estimate of the fair value of the assets acquired in these transactions, subject to further review and appraisal is as follows:

Fixed Assets...................................................  $   25,000
FCC Broadcast Licenses.........................................   5,325,000

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

    The following unaudited pro forma results of operations illustrate the effect of these acquisitions and assume that the acquisitions occurred at the beginning of each of the periods presented:

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ------------------------------
                                                                     1998            1997
                                                                --------------  --------------
Net revenues..................................................  $   11,285,000  $    9,606,000
Income (loss) from continuing operations......................     (13,738,000)    (11,101,000)
Pro forma loss per share......................................          $(0.91)         $(1.18)

    The results of operations of the assets of the radio stations to be retained will be included in the Company's consolidated financial statements following the closing dates of the transactions.

    EMPLOYMENT INCENTIVES

    On July 6, 1998, the Board of Directors granted stock options to purchase an aggregate of 344,500 shares of Class A Common Stock under the 1998 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price at the then market value of $7.8125 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter.

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

    In the New York metropolitan area, the Company owns and operates WWVY-FM and WWXY-FM, and WWZY-FM, all trimulcasting on 107.1 FM to form "New Country Y-107". The New Country Y-107 trimulcast began on December 30, 1996. WWVY-FM and WWZY-FM were operated under Local Marketing Agreements ("LMAs") throughout the periods from January 1, 1997 to April 1, 1997 and June 5, 1997, respectively. On August 14, 1998, the Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvedere, NJ and WRNJ-AM, Hackettstown, NJ. Simultaneously at the closing, the Company sold substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. The remaining WRNJ-FM operates on 107.1 FM and was added to the Company's New Country Y-107 trimulcast under an LMA, effective April 28, 1998.

    In the Chicago metropolitan area, the Company owns and operates WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "FM 103.1 Chicago Heart and Soul". These stations were acquired on August 8, 1997, but were operated as stand-alone, brokered-programming FM, and leased to the previous owner under a LMA agreement, respectively, until the Company commenced operation of "FM 103.1 Chicago Heart and Soul" in early February 1998.

    In April 1998, the Company signed agreements to acquire substantially all of the assets of four radio stations in the Chicago metropolitan area (WLRT-FM, Kankakee, Ill., WCBR-FM, Arlington Heights, Ill., and WDEK-FM and WLBK-AM, DeKalb, Ill.) On August 4 and 7, 1998, the Company completed the acquisition of WCBR-FM, Arlington Heights, Ill. And WLRT-FM, Kankakee, Ill., respectively. It is the Company's intention, upon completion of the WDEK-FM/WLBK-AM acquisition, to configure and develop the three FM assets to operate as its second FM station in the Chicago metropolitan area.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1997.

    NET REVENUES for the three months ended September 30, 1998 were $4,036,000 as compared to $2,838,000 for the three months ended September 30, 1997, an increase of $1,198,000, or 42%. This increase was due primarily to increases in the net revenues of Y-107 NY and Y-107 LA, and the commencement of operation of FM 103.1 Chicago Heart and Soul in February 1998. The existing radio stations' revenue growth as compared to the corresponding period in the prior year was $837,000 or 30%, and the remaining revenue growth of $361,000 was due to the commencement of station FM 103.1.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended September 30, 1998 were $4,461,000 as compared to $3,004,000 for the three months ended September 30, 1997, an increase of $1,457,000, or 49%. This increase was due principally to (i) the start-up operations of FM
103.1 Chicago Heart and Soul throughout the three months ended September 30, 1998, and (ii) increases in station operating expenses at Y-107 NY and Y107 LA, primarily due to the introduction of morning show programming and LMA fees and expenses relating to WRNJ-FM.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 1998 were $721,000 as compared to $370,000 for the three months ended September 30, 1997, an increase of $351,000, or 95%. This increase was due primarily to increased administrative expenses to support the growth of the Company.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended September 30, 1998 were $701,000 as compared to $501,000 for the three months ended September 30, 1997, an increase of $200,000, or 40%. This increase was due primarily to a full quarter of amortization of intangibles and depreciation of capital assets of the FM 103.1 Chicago stations, and initial amortization of intangibles and depreciation of capital assets for the WCBR-FM Arlington, Ill., WLRT-FM Kankakee, Ill., and WRNJ-FM Hackettstown acquisitions during this quarter.

    INTEREST EXPENSE NET OF INTEREST INCOME for the three months ended September 30, 1998 was $2,761,000 as compared to $1,438,000 for the three months ended September 30, 1997, an increase of $1,323,000, or 92%. This increase reflects increased borrowings made to fund the Company's Chicago and New York acquisitions, and additional interest resulting from the issuance of Senior Discount Notes on March 17, 1998. In the three months ended September 30, 1998 and 1997, the average outstanding total debt for the Company was $132,692,000 and $65,129,000, respectively. The average rate of interest on the outstanding debt was 11.5% and 7.4%, respectively.

    NET LOSSES for the three months ended September 30, 1998 were $4,192,000 as compared to $6,178,000 for the three months ended September 30, 1997. The decrease in the net loss of $1,986,000 was primarily attributable to increased net revenues and an income tax benefit of $418,000 in the three months ended September 30, 1998 compared to the three months ended September 30, 1997, and a charge of $3,713,000 relating to an employee stock incentive in the three months ended September 30, 1997. Partially offsetting these gains were increased station operating expenses, depreciation and amortization expenses, corporate general and administrative expenses, and interest expense incurred as part of the radio station acquisitions and growth of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1997.

    NET REVENUES for the nine months ended September 30, 1998 were $9,944,000 as compared to $7,538,000 for the nine months ended September 30, 1997, an increase of $2,406,000, or 32%. This increase was due primarily to increases in the net revenues of Y-107 NY and Y-107 LA, and the commencement of operation of FM 103.1 Chicago Heart and Soul in February 1998.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the nine months ended September 30, 1998 were $12,751,000 as compared to $9,834,000 for the nine months ended September 30, 1997, an increase of $2,917,000, or 30%. This increase was due principally to FM 103.1 Chicago Heart and Soul commencing operations in early February 1998.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 1998 were $2,063,000 as compared to $1,104,000 for the nine months ended September 30, 1997, an increase of $959,000 or 87%. This increase was due primarily to increased administrative expenses to support the growth of the company.

    DEPRECIATION AND AMORTIZATION EXPENSES for the nine months ended September 30, 1998 were $1,737,000 as compared to $1,223,000 for the nine months ended September 30, 1997, an increase of $514,000, or 42%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Chicago stations and two of the three Y-107 NY stations, all of which were acquired after March 31, 1997.

    INTEREST EXPENSE NET OF INTEREST INCOME for the nine months ended September 30, 1998 was $6,401,000 as compared to $3,155,000 for the nine months ended September 30, 1997, an increase of $3,246,000, or 103%. This increase reflects increased borrowings made to fund the Company's Chicago and New York acquisitions and additional interest resulting from the issuance of Senior Discount Notes on March 17, 1998. In the nine months ended September 30, 1998 and 1997, the average outstanding total debt for the Company was $102,539,000 and $53,058,000, respectively. The average rate of interest on the outstanding debt was 11.3% and 7.7% respectively. The Company expects interest expense to increase substantially in the future due to the issuance of the Senior Discount Notes.

    NET LOSSES for the nine months ended September 30, 1998 were $12,937,000 as compared to $11,435,000 for the nine months ended September 30, 1997. The increase in the net loss of $1,502,000 was primarily attributable to (a) higher station operating expenses, depreciation and amortization expenses, corporate general and administrative expenses, and interest expense incurred as part of the radio station acquisitions and growth of the Company and (b) the extraordinary loss on the extinguishment of debt net of income taxes of $495,000, offset by (a) increased net revenues, (b) a net tax benefit in the nine months ended September 30, 1998 of $1,519,000, and (c) a reduced charge relating to employment stock incentives.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of Y-107 LA, Y-107 NY, and FM103.1 Chicago, and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because its broadcast properties are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in major markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), borrowings under the Old Credit Facility and the issuance of the Senior Discount Notes. The Company has entered into various employment contracts with twelve individuals comprised mainly of officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $386,000 in 1998, $470,000 in 1999 and $300,000 in 2000.

    The Company has never paid cash or stock dividends on shares of common stock. Furthermore, it intends to retain any future earnings for use in its business and does not anticipate paying dividends on shares of its Common Stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the nine months ended September 30, 1998 and 1997, the Company used cash in its operations. In the nine months ended September 30, 1998 the deficit was predominantly due to the start-up operating losses of Y-107 NY and FM 103.1 Chicago. In the nine months ended September 30, 1997 this negative cash flow was predominantly due to the funding of the start-up operations of Y-107 NY, together with interest expense from increased borrowings under the Old Credit Facility. The reduction in cash used in operations for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was due primarily to a reduction in net cash interest expense as a result of issuance of the Senior Discount Notes on March 17, 1998, a portion of the proceeds of which were used to retire the Old Credit Facility.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $1,551,000 and $398,000 for the nine months ended September 30, 1998 and 1997 respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, computer support equipment, and the purchase of promotional vehicles for the new station properties.

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

    Holders of the Notes have the right to require the Company to repurchase their Notes upon a "change of control" of the Company, at a price equal to 101% of the accreted value of the Notes if such repurchase occurs prior to March 15, 2001 or the principal amount of such Notes if such repurchase occurs thereafter. A "change of control" for purposes of the Notes is deemed to occur (i) when any person other than the Principal Stockholders, the management and their affiliates (the "Permitted Holders"), becomes the owner of more than 35% of the total voting power of the Company's stock and the Permitted Holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to elect a majority of the Board of Directors, (ii) when the Board of Directors does not consist of a majority of continuing directors, (iii) upon the occurrence of a sale or transfer of all or substantially all of the assets of the Company taken as a whole, or (iv) upon the adoption by the stockholders of a plan for the liquidation or dissolution of the Company.

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

    The Company is actively reviewing potential STMC-TM-, and other station acquisition candidates. As of the date of this report, the Company has no binding commitments for any such acquisitions, except for those detailed in footnote 4, "Recent Developments", in the Notes to Consolidated Financial Statements. After giving effect to the Notes Offering and application of net proceeds therefrom (including acquisitions, working capital and general corporate purposes), the Company had available approximately $59.7 million of cash and cash equivalents on hand and marketable securities at September 30, 1998 and up to $14.5 million of borrowing capacity under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. Cash and cash equivalents on hand, marketable securities, and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that its existing cash and marketable securities and its available borrowing capacity will be sufficient to finance its capital expenditure programs, as well as existing operational and debt service requirements, through September 30, 1999. Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to acquire and build a major market broadcast group; and (ii) the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable successfully to implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

YEAR 2000 SYSTEM MODIFICATIONS

    The Company is currently working to evaluate and resolve the potential impact of the Year 2000 on the processing of date-sensitive information and network systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the Year 2000, which could result in miscalculations or system failures resulting from recognition of a date using "00" as the year 1900 rather than the year 2000.

    The Company has delegated responsibility to a group of executives to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the effect on its customers and avoid disruption to business operations. The Company is also focusing on hardware and software tools, programming and outside forces that may affect the Company's operations, including the Company's vendors, banks and utility companies. The Company's analysis of the Year 2000 threat is on-going and will be continuously updated throughout 1998 and 1999 as necessary.

    The Company has written and distributed a questionnaire and project plan to the Company's systems and operating personnel to identify all business and computer applications, so the Company can identify potential compliance problems. The Company has initiated communications with all of its significant suppliers and contractors to determine their plans for remediating any Year 2000 issues that arise in the interface with the Company. The Company is currently compiling a database of information based upon these responses, which is expected to be completed by December 31, 1998. To the extent problems are identified, the Company will implement corrective procedures where necessary, then test the applications for Year 2000 compliance. The Company expects to complete this project prior to January 1, 2000. The

Company is, in addition, developing a contingency plan should the planned Year 2000 remedial measures prove to be less than comprehensive.

    Based on the preliminary data, the Company's estimate is that the Year 2000 effort will cost $50,000, covering the period from January 1, 1998 through December 31, 2000, out of a total expected cost of information systems of $200,000 for this period, although there can be no assurance as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades. The Company believes that its exposure to this issue, based on its internal systems, is somewhat limited by the fact that the majority of its existing systems have been purchased or replaced since 1996 or currently remain under development.

    As of September 30, 1998, the Company had not incurred any expenses in respect of its Year 2000 conversion effort. No other information system projects of the Company have been deferred due to the Year 2000 efforts. The Company expects that the source of funds for Year 2000 costs will be cash on hand.

    If the Company, its customers or its vendors are unable to resolve Year 2000 processing issues in a timely manner, a material adverse effect on the Company's results of operations and financial condition could result. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues.

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

    None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 -- OTHER INFORMATION.

    None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  NUMBER     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
      11     Computation of Earnings Per Share*

      27     Financial Data Schedule for the period ended September 30, 1998*

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

                                BIG CITY RADIO, INC.

                                By:
                                     -----------------------------------------
                                                  Paul R. Thomson
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                   AND TREASURER

Dated: November   , 1998