Form 10-K
period 1998-12-31
BIG CITY RADIO INC
filed 1999-03-15
CIK 1046284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF
           THE SECURITIES EXCHANGE ACT OF 1934

                             FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                                OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF
           THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE TRANSITION PERIOD FROM      TO      .

                                 COMMISSION FILE NUMBER 001-13715

                            ------------------------

                              BIG CITY RADIO, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                             13-3790661
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)            Identification Number)

 11 SKYLINE DRIVE, HAWTHORNE, N.Y.                  10532
  (Address of principal executive                 (Zip Code)
             offices)

       Registrant's telephone number, including area code: (914) 592-1071

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS:                           NAME OF EACH EXCHANGE ON WHICH REGISTERED:
--------------------------------------------------------  --------------------------------------------------------
     Class A Common Stock, par value $.01 per share                       American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                11 1/4% Senior Discount Notes Due 2005, Series B

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    On March 8, 1999 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's Class A Common Stock, as reported by the American Stock Exchange on such date, was $19,199,101.25.

    The number of shares of the Registrant's Class A Common Stock and Class B Common Stock outstanding as of March 8, 1999 was 5,818,817 and 8,250,458 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998
                               TABLE OF CONTENTS

ITEM NO.                                              DESCRIPTION                                               PAGE
----------  -----------------------------------------------------------------------------------------------     -----
                                                         PART I
Item 1.     Business.......................................................................................           1
Item 2.     Properties.....................................................................................          14
Item 3.     Legal Proceedings..............................................................................          15
Item 4.     Submission of Matters to a Vote of Security Holders............................................          15

                                                        PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................          16
Item 6.     Selected Financial Data........................................................................          17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................          25
Item 8.     Financial Statements and Supplementary Data....................................................          26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          52

                                                        PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................          52
Item 11.    Executive Compensation.........................................................................          52
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          52
Item 13.    Certain Relationships and Related Transactions.................................................          52

                                                        PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          52

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

    The Company's acquisition and engineering strategies enable it to provide near seamless coverage of major metropolitan markets at a significantly lower acquisition cost than is typically required to acquire a major market Class B station. Class B radio stations are defined by the Federal Communications Commission (the "FCC") as those facilities whose signal is predicted to cover a regional urban area. The Company currently owns and operates one STMC-TM-station combination in each of New York and Los Angeles, and two STMC-TM-station combinations in Chicago. New York, Los Angeles and Chicago are the three largest radio markets in the United States in aggregate advertising revenues.

    The Company's first targeted market was Los Angeles where the Company operates a three-station combination, which broadcasts as Y-107 ("Y-107 LA"), featuring a modern rock format on the 107.1-FM frequency. Y-107 LA covered approximately 90% of the Arbitron diaries in the Los Angeles Arbitron Metro Survey Area ("MSA") as a result of an increase in its transmission power pursuant to the FCC Power Increase (as defined herein) which the Company implemented in the first quarter of 1998. The Company has demonstrated the success of its strategy in Los Angeles where Y-107 LA has consistently ranked as one of the top five most listened to modern rock radio stations in America over the past year and has achieved a significant share of 0.8% in the 12+ category as of the Fall 1998 Arbitron book. The Company has successfully translated its strong listenership into significant revenues as exemplified by the increase in its power ratio (defined as a station's share of the aggregate radio market revenues divided by its Arbitron listenership share) from 1.0 in the six-month period ended March 1998 to 1.5 in the six-month period ended September 1998. The Company acquired the three Los Angeles stations (the "Los Angeles Stations") in May 1996 for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the Los Angeles MSA, as evidenced by reported transactions consummated since the deregulation initiated by the passage of the Telecom Act (as defined herein) in 1996. See "Business Strategy" below.

    The Company's four stations in the New York region MSA collectively broadcast as Y-107 ("Y-107 NY") on the 107.1-FM frequency. Y-107 NY commenced operations in December 1996 as the only country music station covering the New York City market. Y-107 NY earned a 0.9% share in the 12+category as of the Fall 1998 Arbitron book. Y-107 NY currently covers approximately 90% of the Arbitron diaries in the New York MSA as a result of an increase in its transmission power pursuant to the FCC Power Increase and implementation of other technical improvements, which the Company implemented during the third quarter of 1998. The Company acquired the four New York region stations (the "New York Stations") for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the New York MSA, as evidenced by reported transactions consummated since the passage of the Telecom Act. See "Business Strategy" below.

    The Company owns two groups of stations in the Chicago MSA. Two stations collectively broadcast as FM-103.1("FM-103.1") on the 103.1-FM frequency. FM-103.1 commenced operations in February 1998, broadcasting an adult contemporary format. FM-103.1 currently covers approximately 70% of the Arbitron diaries in the Chicago MSA and will increase its coverage to approximately 90% as a result of the planned increase in its transmission power pursuant to the FCC Power Increase and other technical improvements, which the Company plans to implement during the second quarter in 1999 pending receipt of FCC approval. The Company acquired the two stations comprising FM 103.1 for a combined purchase price which is significantly less than the reported purchase prices of Class B stations in the Chicago MSA, as evidenced by transactions consummated since the passage of the Telecom Act. See "Business Strategy" below.

    The second group of stations in the Chicago area currently comprises three stations, collectively broadcasting as 92 KISS FM on the 92.7 FM and 92.5 frequencies. 92 KISS FM commenced operations in November 1998, broadcasting on two stations a contemporary hit radio format. In April 1998, the Company signed a definitive asset purchase agreement to acquire substantially all the assets of WDEK-FM and WLBK-AM, DeKalb, Illinois. The Company completed the acquisition in February 1999 (see Note 14 to Consolidated Financial Statements, Subsequent Events). The Company added WDEK-FM, which broadcasts on the 92.5 FM frequency, to the 92 KISS FM stations. Together with the two 92.7 FM frequency stations, WDEK-FM forms 92 KISS FM in the Chicago area. Through use of the Company's STMC-TM- technology, WDEK-FM 92.5 will be engineered to form part of the 92 KISS FM synchronized station group. It is the Company's intention to sell the operating assets of WLBK-AM DeKalb, Illinois. 92 KISS FM currently covers approximately 70% of the Arbitron diaries in the Chicago MSA and will increase its coverage to approximately 90% as a result of the planned increase in its transmission power, subject to FCC approval, which the Company plans to implement in third quarter 1999.

    The Company is controlled by Stuart Subotnick, a general partner of Metromedia Company ("Metromedia"), who owns approximately 59% of the Company's common stock, representing 93% of the voting power of the Company's common stock (without giving effect to the exercise of any options to acquire shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock")).

MANAGEMENT

    The Company was formed by its chairman, Stuart Subotnick, and its president and chief executive officer, Michael Kakoyiannis. Mr. Subotnick contributes his financial, strategic and operational expertise gained through the development and operation of the numerous media and communications businesses that he and longtime partner John W. Kluge have controlled through Metromedia and its predecessor. Mr. Kakoyiannis has been involved in the radio broadcasting industry for over 25 years in various functions including sales, marketing and general management. In addition to Mr. Subotnick and Mr. Kakoyiannis, the Company has numerous experienced radio executives involved in all aspects of its operations, including engineering, sales, marketing, programming and finance. The Company believes that its quality management team will be instrumental in successfully implementing its business strategy.

    The principal executive offices of the Company are located at 11 Skyline Drive, Hawthorne, New York 10532. Its telephone number is (914) 592-1071.

STATIONS OPERATIONS

    The Company currently owns station groups in Los Angeles, New York, and Chicago, the three largest markets in the United States in terms of aggregate radio revenues. Y-107 LA, Y-107 NY and FM 103.1 have each exhibited significant increases in Arbitron ratings and net revenue since their respective launches. In November 1998 the Company launched 92 KISS FM, a contemporary hit radio format in Chicago.

LOS ANGELES

    The Los Angeles market is the second largest Arbitron market in terms of population and the largest in terms of aggregate radio market revenues in the United States, with 1997 revenues of $575 million. From 1992 to 1997, radio advertising revenue in the Los Angeles MSA grew from $424 million to $575 million, a compound annual growth rate of 7.9%. Los Angeles is the first market in which the

Company implemented STMC-TM-, with its acquisitions of three radio stations for an aggregate purchase price of $26.8 million. Y-107 LA initially covered approximately 75% of the Arbitron diaries in the Los Angeles MSA and, as a result of an increase in its transmission power, which the Company implemented in the first quarter of 1998, Y-107 LA increased its coverage to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked Los Angeles Class B stations. In addition to its coverage of the Los Angeles market, Y-107 LA covers parts of the Ventura, Orange, Riverside-San Bernardino and San Diego markets.

    The Company believes that identifying the appropriate format in a particular market is crucial to the station's ability to achieve meaningful penetration of the market's listening audience and aggregate advertising revenues. After extensive research of the Los Angeles market, the Company launched a modern rock format, as it believed that there was no comparable station that offered a lively mix of modern rock music that primarily targets the important 25-34 demographic. The Company has demonstrated the success of its strategy in Los Angeles where Y-107 LA has consistently ranked as one of the top 5 most listened-to modern rock radio stations in America over the past year and has achieved a significant share of 0.8% in the 12+ category as of the fall 1998 Arbitron book. The Company has successfully translated its strong listenership into significant revenues as exemplified by the increase in its power ratio from
1.0 in the six-month period ended March 1998 to 1.5 in the six-month period ended September 1998. Y-107 LA's cume (the estimated number of different persons who listened to a station for a minimum of five minutes in a quarter-hour of a reported daypart) grew from 50,000 to 574,500 in its first six months of operation.

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

NEW YORK

    The New York MSA is the largest Arbitron market in terms of population and the second largest in terms of aggregate radio market revenues in the United States, with 1997 revenues of $552 million. From 1992 to 1997, radio advertising revenue in the New York MSA grew from $348 million to $552 million, a compound annual growth rate of 9.6%. New York is the second market which the Company entered with its acquisitions of four radio stations for an aggregate purchase price of approximately $25 million. The fourth station of the quadrocast, WRNJ-FM, was acquired in August 1998 for an aggregate purchase price of approximately $5.4 million. It commenced operations effective April 27, 1998 under a local marketing agreement under the current format. The Company has implemented STMC-TM- in New York as well and believes that it has created the equivalent of a New York Class B station. Subsequent to the implementation of the planned power increase of the New York Stations and implementation of other technical improvements, which the Company completed by the end of the third quarter of 1998, the Arbitron diary coverage of Y-107 NY increased to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked New York Class B stations.

    Y-107 NY has an exclusive format presence in New York, as the Company believes there are no other country music stations covering substantially all of the New York MSA. Country music is traditionally a very strong 25-54 demographic format, which routinely generates high power ratios relative to other formats. Y-107 NY commenced operations on January 1, 1997 and has already earned a share of 0.9% in the 12+category as of the Fall 1998 Arbitron book.

CHICAGO

    The Chicago market is the third largest Arbitron market in terms of population and aggregate radio market revenues in the United States with 1997 revenues of $388 million. From 1992 to 1997, radio advertising revenue in the Chicago MSA grew from $262 million to $388 million, a compound annual growth rate of 8.3%. The Company has to date acquired six radio stations in the Chicago MSA for an aggregate purchase price of $34.6 million. FM-103.1 began broadcasting an adult contemporary format in February 1998. 92 KISS FM began broadcasting its contemporary hit radio format in November 1998 to which the Company added the newly acquired WDEK-FM radio on the 92.5 frequency (see Note 14 to Consolidated Financial Statements, Subsequent Events). FM-103.1 and 92 KISS FM currently cover approximately 70% of the Arbitron diaries in the Chicago MSA. Subsequent to the implementation of the planned power increase of the Chicago Stations and other technical improvements, subject to FCC approval, which the Company expects to complete during 1999, the Chicago Stations will cover approximately 90% of the Arbitron diaries in the Chicago MSA.

ADVERTISING SALES

    The rates a station can charge are in large part dictated by the station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron Radio Market Reports. The Company believes that identifying the appropriate format in a particular market is crucial to the station's ability to achieve meaningful penetration of the listening audience of the market. In each market entered by the Company, the Company performs an extensive competitive analysis to select the format with the greatest audience and revenue potential.

    The Company generates virtually all of its revenues from the sale of local and national advertising for broadcast on its radio stations. The Company believes that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations depend primarily on (i) a station's share of the audience in the demographic groups targeted by advertisers, (ii) the number of stations in the market competing for the same demographic groups, and (iii) the supply of and demand for radio advertising time. Rates are generally highest during morning and afternoon commuting hours.

    The format of a particular station limits, in part, the number of advertisements that the station can broadcast without jeopardizing listening levels (and the resulting ratings). The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements to generate advertising time sales in exchange for goods or services (such as travel and lodging) instead of for cash. The Company minimizes its use of trade agreements. The Company determines the number of advertisements broadcast hourly so as to maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period varies, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. As is typical of the radio broadcasting industry, the Company's stations respond to changing demand for advertising inventory by varying prices rather than by varying the target inventory level for a particular station.

    Most advertising contracts are short-term and run only for a few weeks. The Company generates approximately 84% of its gross revenue from local advertising, which is sold primarily by a station's sales staff. To achieve greater control over advertising dollars, the Company's sales force focuses on establishing direct relationships with local advertisers. The Company has engaged national representative firms and recruited in-house staff to represent it in generating national business in the largest national sales markets of Los Angeles, New York City, Boston, Philadelphia, Chicago, Atlanta, Dallas, Detroit and San Francisco.

COMPETITION

    Radio broadcasting is a highly competitive business. Within their respective markets, each of the Company's radio stations competes for audience share and advertising revenue directly with other radio stations, as well as with other media such as television, print media, billboards, the internet compact discs and music videos. Several better-capitalized companies, including Chanceller Media Corporation, Clear Channel Communications, Inc., and Infinity Broadcasting Corporation, compete in the same geographic markets as the Company, many of which have greater financial resources. In addition, recently the radio industry has experienced significant consolidation which has resulted in several radio station groups that have a large number of radio stations throughout the United States and vastly greater financial resources and access to capital than the Company.

    The financial success of each of the Company's radio stations depends principally upon its share of the overall radio advertising revenue within its geographic market, its promotion and other expenses incurred to obtain that revenue and the economic health of the geographic market. Radio advertising revenues are, in turn, highly dependent upon audience share. Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format. If a competitor, particularly one with substantial financial resources, were to attempt to compete in either of these fashions, the broadcast cash flow of the Company's affected station could decrease due to increased promotional and other expenses and/or lower advertising revenues resulting from lower ratings. There can be no assurance that any one of the Company's radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

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

    Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and the internet or the introduction of a new technology known as Digital Audio Broadcasting ("DAB"). DAB may deliver by satellite or terrestrial means multi-channel, multi-format digital radio services with sound quality equivalent to compact discs to nationwide and regional audiences. In 1998, USA Digital Radio, Inc. ("USADR") requested that the FCC propose rules that would address any use of DAB by terrestrial radio stations. The widespread implementation of DAB by radio stations may cause new or increased interference to existing broadcast operations, including those of the Company. The FCC has received comments on USADR's proposal but has not yet acted on its request for a formal rulemaking proceeding, in which any interested party would be able to comment on the FCC's proposed rules. In another proceeding, the FCC granted satellite digital audio radio service ("DARS") licenses to two entities in 1997, authorizing them to launch and operate a satellite DARS system. Both DARS licensees are required to have completed contracting to build their system's satellites by October 1999, and to begin operation of at least one satellite by October 2001, with full operation by October 2003. The Company cannot predict the effect, if any, that any such new technologies may have on the radio broadcasting industry.

ACQUISITIONS

    Since its incorporation in August 1994, the Company has acquired the assets of sixteen radio stations and has disposed of two stations. The following is a summary of the acquisitions and dispositions of radio stations which the Company has consummated since its incorporation and other planned acquisitions. All of these transactions were with non-affiliated persons.

NEW YORK

    In December 1994, the Company acquired the assets of radio station WRGX-FM (now WYNY-FM), Briarcliff Manor, New York, from West-Land Communicators, Inc. ("West-Land") for a purchase price of

$2.5 million and the issuance of a promissory note in the amount of $1.0 million to West-Land. In April 1997, the Company acquired the assets of radio station WWHB-FM (now WWVY-FM), Hampton Bays, New York, from South Fork Broadcasting Corporation ("South Fork") for a purchase price of $4.0 million. In June 1997, the Company acquired the assets of radio station WZVU-FM (now WWZY-FM), Long Branch, New Jersey, including a radio tower, a radio antenna and a building from K&K Radio Broadcasting L.L.C. and K&K Tower, L.L.C. for an aggregate purchase price of $12.0 million and certain payments under existing leases of the building facilities. K&K Radio Broadcasting, L.L.C., K&K Tower, L.L.C. and each of their controlling members and the general manager of WZVU-FM entered into a covenant not to compete with the Company for a period of three years. In August 1998, the Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvidere, New Jersey (now WWYY-FM) and WRNJ-AM, Hackettstown, New Jersey. The aggregate purchase price for WRNJ-FM was $5.4 million excluding acquisition-related expenses, of which $3.0 million was paid in cash and the remainder was satisfied by the issuance of two promissory notes. Simultaneously, the Company sold substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. Also, in December 1994, the Company acquired the assets of radio station WRKL-AM, New City, New York, from Rockland Communicators, Inc. for a purchase price of $1.0 million. The Company expects to finalize the sale of this station in March 1999.

LOS ANGELES

    In May 1996, the Company acquired four radio stations in the Los Angeles area from Douglas Broadcasting, Inc. ("Douglas"). The Company acquired the assets of radio station KMAX-FM (now KLYY-FM), Arcadia, California, KAXX-FM (now KVYY-FM), Ventura, California, KBAX-FM (now KSYY-FM1) Fallbrook, California, and KWIZ-FM, Santa Ana, California, for an aggregate purchase price of $38.0 million. The Company also acquired FM Translator station K252BF, Temecula, California, which rebroadcasts on 98.3 MHz the signal of KSYY-FM, and FM Booster station KLYY-FM1, Burbank, California, which boosts on 107.1 MHz the broadcast of the signal of KLYY-FM. In December 1996, the Company sold radio station KWIZ-FM to Liberman Broadcasting, Inc. for a price of $11.2 million.

CHICAGO

    In August 1997, the Company acquired the assets of radio station WVVX-FM (now WXXY-FM), Highland Park, Illinois, from WVVX License, Inc., for a purchase price of $9.5 million. Douglas, WVVX, Inc. and WVVX License, Inc. agreed not to compete for a period of eighteen months. In August 1997, the Company acquired the assets of radio station WJDK-FM (now WYXX-FM), Morris, Illinois, from DMR Media, Inc., for a purchase price of $1.1 million. In addition, the Company agreed not to compete with DMR Media, Inc.'s operations of radio station WCSJ-AM, Morris, Illinois, for a period of five years. In August 1998, the Company closed two transactions in which it acquired substantially all of the assets of WCBR-FM (now WKIE-FM), Arlington Heights, Illinois, and WLRT-FM (now WKIF-FM) Kankakee, Illinois, for an aggregate purchase price of $19.5 million. In February 1999, the Company acquired substantially all of the assets of WDEK-FM and WLBK-AM, DeKalb, Illinois for an aggregate purchase price of $4.5 million. The Company intends to operate WDEK-FM, which operates on the 92.5 FM frequency, together with the two existing 92.7 FM stations in the Chicago metropolitan area, collectively known as 92 KISS FM.

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

PROPOSED RADIO STATION DISPOSITION

    The Company intends to dispose of the assets of radio station WLBK-AM, DeKalb, Illinois during 1999 (see Note 14 to Consolidated Financial Statement, Subsequent Events).

    The Company also intends to dispose of the assets of radio station WRKL-AM, New City, New York during March 1999. On August 19, 1998 the Company and Polnet Communications, Ltd. ("Polnet") executed an asset purchase agreement for the sale by Big City Radio of the assets of WRKL-AM to Polnet, for a sale price of $1.625 million, subject to certain adjustments. Consummation of this proposed sale remains subject to a number of conditions to closings including, but not limited to, execution of certain closing documentation and certain other condition to closing including, but not limited to conveyance of good title to the assets, free and clear of all liens, claims, mortgages, security interest and encumbrances except those assumed by Polnet.

EMPLOYEES

    At December 31, 1998, the Company had approximately 123 full-time employees and 113 part-time employees. Three full-time employees of radio station WRKL-AM are represented by a union. The Company believes that its relations with its employees are good.

    The Company employs several on-air personalities and generally enters into employment agreements with certain of these personalities to protect its interests in those relationships that it believes to be valuable. The loss of certain of these personalities could result in a short-term loss of audience share, but the Company does not believe that any such loss would have a material adverse effect on the Company.

PATENTS AND TRADEMARKS

    The Company owns registered trademark rights for STMC-TM- and domestic trademark registrations related to the business of the Company. The Company does not believe that any of its trademarks are material to its business or operations. The Company does not own any patents or patent applications.

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

    The Company's Chicago Stations' broadcast licenses were renewed in 1996 and will expire in 2004. The Los Angeles Stations' broadcast licenses were renewed on November 25, 1997 and will expire on December 31, 2005. The New York Stations' broadcast licenses were renewed in 1998 and will expire on June 1, 2006. The Company entered into a settlement agreement with Rainbow/PUSH Coalition (the "Coalition"), whereby the Coalition withdrew its petition to deny the WYNY-FM, WWVY-FM and WWZY-FM renewal applications, wherein the Coalition had alleged inadequate equal employment opportunity ("EEO") efforts at these stations. Pursuant to the settlement agreement, which was approved by the FCC, the Company committed to undertaking at these stations specific EEO efforts, such as the notification of at least six minority organizations of full-time job openings. The commitment remains in effect while the Company owns these stations and would terminate upon the earlier of final adoption by the FCC of new EEO rules or November 2006. WRKL-AM's broadcast licenses were renewed on January 20, 1999 and will expire on June 1, 2006. In connection with the grant by the FCC of the WRKL-AM renewal application, the FCC dismissed two informal objections filed by former employees of the station. The FCC rejected the requests to deny or defer grant of the WRKL-AM renewal until the discrimination claims were resolved by New York State or the courts. The FCC rejected those requests and granted the WRKL-AM renewal for a full term. The FCC stated that the licensee of WRKL-AM is to inform the FCC of status changes in the two pending claims of sexual discrimination. The Company does not anticipate any material difficulty in obtaining license renewals for full terms in the future.

    The action of the FCC or its staff granting a renewal application may be reconsidered during specified time periods by the FCC or its staff on their own motion or by request of the petitioner, and the petitioner may also appeal within a certain period actions by the FCC to the U.S. Court of Appeals. If the FCC does not, on its own motion, or upon a request by an interested party for reconsideration or review, review a staff grant or its own action within the applicable time periods, and if no further reconsideration, review or appeals are sought within the applicable time periods, an action by the FCC or its staff becomes a "Final Order." All of the Company's current renewals have become Final Orders.

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

    In 1998, the FCC implemented the practice of requesting public comment on concentration issues of proposed radio acquisitions where the buyer would control 50% or more of radio advertising revenues, or the buyer and another broadcaster would control together 70% or more of radio advertising revenues, as determined by industry publications. In certain instances, in response to such an FCC request, third parties have filed petitions to deny the acquisition application and the Antitrust Division of the United States Department of Justice (the "Antitrust Division") has filed comments noting competitive concerns, sometimes suggesting that the FCC initiate a hearing to determine if the acquisition would serve the public interest. The filing of such petitions and comments have resulted in delays in the FCC's consideration of such acquisition applications, and could result in the FCC's denying its consent to the transaction. Moreover, even when no petitions or comments have been filed, applicants have experienced delays in the FCC's action on acquisition applications when the Antitrust Division has the matter under investigation. Such delays have the potential of allowing the other contracting party to terminate the acquisition if the contract closing deadline has been passed due to regulatory delays.

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

    Under current FCC rules, any stockholder of the Company with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 10% benchmark is applicable), will be considered to hold attributable interests in the Company. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross-ownership rules. At present, none of the attributable stockholders, officers and directors of the Company have any other media interests besides those of the Company that implicate the FCC's multiple ownership limits. In the event that the Company learns of a new attributable stockholder and if such stockholder holds interests that exceed the FCC limits on media ownership, under the Company's Amended and Restated Certificate of Incorporation dated December 19, 1997 and filed with the Secretary of State of the State of Delaware on December 22, 1997 (the "Amended and Restated Certificate of Incorporation") the Board of Directors of the Company has the corporate power to redeem stock of the Company's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements, including limits on media ownership by attributable parties.

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

ALIEN OWNERSHIP LIMITS

    Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives or by foreign corporations ("Aliens"). Where the corporation owning the license is controlled by another corporation, the parent corporation cannot have more than one-fourth of the capital stock owned of record or voted by Aliens, unless the FCC finds it in the public interest to allow otherwise. The FCC has issued interpretations of existing law under which the Alien ownership restrictions in slightly modified form apply to other forms of business organizations, including general and limited partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. The Company believes that Aliens control or vote less than one-fourth of the Company's capital stock. In the event that the Company learns that Aliens own, control or vote stock in the Company in excess of the limits set in the Communications Act and the FCC's rules, under the Amended and Restated Certificate of Incorporation, the Board of Directors of the Company has the corporate power to redeem stock of the Company's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements on alien ownership.

PROGRAMMING AND OPERATIONAL REQUIREMENTS

    While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas, must maintain local studios and public inspection files and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation. The FCC also traditionally enforced its EEO rules vigorously, by requiring stations to implement minority and female outreach plans and by prohibiting employment discrimination. In 1998, the U.S. Court of Appeals for the D.C. Circuit struck down the FCC's outreach requirements as unconstitutional, and remanded to the FCC the question of whether it has the jurisdiction to enforce its anti-discrimination rule. The FCC currently is conducting a rulemaking proceeding to formulate new EEO outreach rules in a manner consistent with the court's ruling. The FCC has tentatively determined that its anti-discrimination rule is enforceable. The Company cannot predict whether adverse final adjudications of the two pending discrimination claims relating to WRKL-AM would adversely impact its current FCC licenses or any proposed acquisition of additional stations.

TECHNICAL AND INTERFERENCE RULES

    FCC rules specify technical and interference requirements and parameters that govern the signal strength and coverage area of radio stations, and which, unless waived, must be complied with in order to obtain FCC consent to modify a station's service area or other technical operations. The FCC allots specific FM radio frequencies and class designations to particular communities of license. The FM class designations, which vary by geographic location, include (in order of increasing potential coverage area) Class A, B1, C3, B, C2, C1 and C. (The C Class designations are generally not allocated to communities in the more densely-populated regions of the United States, such as the Northeast and California.) Each FM class has minimum and maximum power specifications and must not cause interference to the protected service areas of other radio stations, domestic or international, operating on the same or adjacent frequencies. Under FCC rules, a radio station must transmit a minimum predicted signal strength to its allocated community of license, and therefore must locate its transmitting antenna at a site providing such coverage while also being within a specified power and height range for that station's class designation, and at specified minimum distances from the transmitting sites of nearby radio stations operating on the same or adjacent frequencies. The Company must also comply with certain technical, reporting, and notification requirements imposed by the FAA with respect to the installation, location, lighting, and painting of the transmitter antennas used by the Company's radio stations. The combination of these requirements sets limits on the ability of a particular radio station to relocate in certain directions and to increase signal coverage. Stations may petition the FCC to change a particular station's community of license and/or class, which changes are granted by the FCC when its service priorities are met and conflicting re-allotment proposals, if any, are resolved. As to minimum distance separation requirements designed to afford interference protection to other FM stations, the FCC rarely waives such specifications. However, the FCC permits radio stations in certain circumstances to relocate to a site not meeting the minimum distance separation rule when the station demonstrates that the service contours of neighboring radio stations will be protected from interference. Because STMC-TM- uses radio stations that operate on the same or adjacent frequencies, the STMC-TM- stations' transmitting sites must be sufficiently distant from each other to comply with the FCC's interference protection guidelines, unless such stations are exempt from compliance by their grand fathered status.

    Moreover, the FCC has proposed rules or is considering proposing new rules with regard to several other technical issues that could affect the operations of the Company's radio stations. In June 1998, the FCC proposed new rules that, among other changes, would enable FM radio stations to agree to accept certain types of interference resulting from technical changes to be made by other FM radio stations in exchange for monetary or other consideration. Such interference agreements could offer new opportunities for the Company to reach more listeners, but may pose an increased possibility of interference. Also, the FCC is considering whether to propose rules that would authorize certain lower-power AM radio stations to use FM translators to broadcast the AM radio station's nighttime programming. Such rules, if adopted, could result in improved nighttime broadcast quality for certain AM radio stations that may compete with the Company's radio stations. Finally, in January 1999, the FCC proposed new rules that would enable certain parties to obtain licenses to build and operate new low-power FM radio stations, known as "micro-radio" that would not be subject to certain of the Commission's spacing requirements and other rules, and may or may not be restricted to non-commercial operations. If the proposed rules are adopted, such new micro-radio stations may compete with the Company's radio stations for listeners and revenues. Also, such micro-radio stations may create additional risks of interference to the Company's radio stations and may limit, in certain areas, the ability of the Company to construct new full-power radio stations or modify its current stations. The Company cannot predict what effect, if any, the FCC's actions with regard to any of these matters may have on the Company's radio stations.

FCC POWER INCREASE

    In most instances, changes to the technical specifications of radio stations, such as increases in the power (effective radiated power, or "ERP") and subsequent increased coverage area, may be made only after application to the FCC, and grant by the FCC of a construction permit for the modification of the station. In 1998, the Company implemented at WYNY-FM, WWVY-FM, WWZY-FM and KLYY-FM FCC-authorized increases in each stations's power from three kilowatts to the maximum six kilowatt equivalent level permitted for such station's class (the "FCC Power Increase"). Pending before the FCC are applications for FCC Power Increases for WYXX-FM and WXXY-FM. There can be no assurance that the FCC will grant these pending applications, but the Company anticipates such grants and implementation during the second quarter of 1999. The Company also has received approval for its application to the FCC and the grant by the FCC of a construction permit for the modification of WRKL-AM, New City, New York.

AGREEMENTS WITH OTHER BROADCASTERS

    Over the past several years a significant number of broadcast licensees, including the Company, have entered into cooperative agreements with other stations in their markets. One typical example is a local marketing agreement ("LMA") between two separately or co-owned stations, whereby the licensee of one station programs substantial portions or all of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. The FCC has held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains ultimate responsibility for and control over operations of its broadcast station. Typically licensees enter into the LMA in anticipation of the sale of the station, with the proposed acquirer providing programming for the station while the parties are awaiting the necessary regulatory approvals to the transaction.

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

PROPOSED REGULATORY CHANGES

    The FCC has not yet formally implemented certain of the changes to its rules necessitated by the Telecom Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, programming, technical requirements, ownership and profitability of the Company and its radio broadcast stations,
(ii) result in the loss of audience share and advertising revenues of the Company's radio broadcast stations, (iii) affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions, (iv) affect cooperative agreements and/or financing arrangements with other radio broadcast licensees, (v) affect the Company's competitive position in relationship to other advertising media in its markets, or (vi) affect the Company's ability to exploit its unique technical capabilities and innovative approach to acquiring and using radio broadcast stations. Such matters include, for example, changes to the license, authorization and renewal process; proposals to revise the FCC's EEO rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to DAB, micro-radio, AM broadcast on FM translator stations and FM interference acceptance; proposals to restrict or prohibit, the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; and proposals to limit the tax deductibility of advertising expenses by advertisers.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those utilizing the phrases "will," "expects," "intends," "estimates," "contemplates," and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), including statements regarding, among other items, (i) the Company's growth strategy, (ii) the Company's intention to acquire additional radio stations and to enter additional markets, including its ability to do so at attractive valuations,
(iii) the Company's expectation of improving the coverage areas of its radio stations, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the competitive market place, including the introduction of new technologies or formatting changes by the

Company's competitors, (ii) changes in the regulatory framework, (iii) changes in audience tastes, and (iv) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company's ability to avoid interruptions due to Year 2000 problems involves risks and uncertainties, including, but not limited to, suppliers', customers' and the Company's ability to complete remediation which could be affected by factors such as delays and increased costs.

ITEM 2. PROPERTIES

    The Company leases approximately 3,200 square feet in Hawthorne, New York, where its corporate offices are located.

    The type of properties required to support each of the Company's radio stations includes offices, studios, transmitter sites, booster sites, translator sites and antenna sites. The Company owns, leases or licenses the properties required to operate its radio stations. The Company owns facilities for the New York Stations in Long Branch (approximately 6,500 square feet), for WRKL-AM in Pomona (approximately 5,100 square feet) and for WDEK-FM and WLBK-AM in DeKalb, Illinois (approximately 4,500 square feet). The Company leases or licenses facilities for the Los Angeles Stations in Century City (approximately 16,048 square feet), Arcadia, Fallbrook, Pasadena (approximately 4,896 square feet), Ventura (approximately 758 square feet), Temecula and Burbank. The Company leases facilities for the New York Stations in Hampton Bays (approximately 1,260 square feet), Hawthorne, New York, East Quogue and Westchester. The Company leases facilities for the Chicago Stations in Chicago (approximately 18,698 square feet), Highland Park (approximately 2,120 square feet), Arlington Heights (approximately 2,800 square feet), Kankakee, and Morris. The Company considers its facilities to be suitable and of adequate sizes for its current and intended purposes and does not anticipate any difficulties in renewing those leases or licenses or in leasing or licensing additional space, if required.

    The Company owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The Company owns towers in Arcadia, CA, Ventura, CA, Long Branch, NJ, Highland Park, IL, and Morris, IL. The towers, antennae and other transmission equipment used in the Company's stations are generally in good condition.

    The following table sets forth the location of the Company's principal properties:

LOCATION                                                                          FACILITY
--------------------------------------------------------  --------------------------------------------------------
Y-107 LOS ANGELES
Arcadia, CA.............................................  FM tower(4)
Fallbrook, CA...........................................  FM tower, studio, transmitter site(1)
Pasadena, CA............................................  Studio, business offices(1)
Ventura, CA.............................................  FM tower(4), studio, transmitter site(1)
Temecula, CA............................................  Translator site(1)
Century City, CA........................................  Studio, business offices(1)
Burbank, CA.............................................  Booster site(1)

Y-107 NEW YORK
Hampton Bays, NY........................................  Business offices(1)
Hawthorne, NY...........................................  Studio, corporate offices(1)
New York, NY............................................  Sales Office(1)
Long Branch, NJ.........................................  FM tower, studio(2)
Westchester, NY.........................................  FM tower(1)
East Quogue, NY.........................................  FM tower, transmitter site(1)

FM-103.1 CHICAGO
Highland Park, IL.......................................  FM tower(4), studio(1)
Morris, IL..............................................  FM tower, transmitter site(2)
Arlington Heights, IL...................................  FM tower (1)
DeKalb, IL..............................................  Tower, studio, business offices(2)
Chicago, IL.............................................  Studio, business offices(1)

92 KISS FM
Kankakee, IL............................................  Studio, antenna(1)
Arlington Heights, IL...................................  Studio, FM tower(1)
Chicago, IL.............................................  Studio, business offices(1)
Arlington Heights, IL...................................  FM tower(1)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock is listed and traded on the American Stock Exchange (the "AMEX") under the symbol "YFM" since December 19, 1997. There is no established public trading market for the Company's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"). The following table sets forth the high and low sales prices per share of the Class A Common Stock as reported by the AMEX since January 1, 1998:

                                                                                         HIGH                  LOW
                                                                                        -----                 -----
First Quarter..................................................................         13  1/8                6  1/2
Second Quarter.................................................................         13  3/8                7  15/16
Third Quarter..................................................................          9  7/8                3  1/2
Fourth Quarter.................................................................          6  3/8                3

    On March 8, 1999, the last reported sales price for the Company's Class A Common Stock by the AMEX was $4.1875 per share. As of March 8, 1999, there were approximately 38 registered holders of record of Class A Common Stock, which number includes nominees for an undeterminable number of beneficial owners, and 3 holders of Class B Common Stock.

    The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company anticipates that all future earnings, if any, generated from operations will be retained to finance the expansion and continued development of its business. Any future determination with respect to the payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, capital requirements, the terms of then existing indebtedness, applicable requirements of the DGCL, general economic conditions and such other factors considered relevant by the Company's Board of Directors. The Company's Revolving Credit Facility and its 11 1/4% Senior Discount Notes due 2005 (the "Notes") also contain certain restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

    On December 24, 1997, the Company successfully completed the initial public offering (the "Initial Public Offering" or "IPO") of 4,600,000 shares of Class A Common Stock at an offering price of $7.00 per share, lead managed by Donaldson, Lufkin, & Jenrette Securities Corporation and Furman Selz LLC, generating $28.5 million of net proceeds. In connection with the IPO, the Company filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form S-1 (file no. 333-36449) for the registration of shares of Class A Common Stock for an aggregate offering price of $46,000,000, which registration statement was declared effective by the Commission on December 18, 1997. The Company paid $1,960,000 ($0.49 per share) in underwriting discounts and commissions and approximately $1,400,000 in registration fees, NASD filing fees, AMEX listing fees, printing, engraving, legal, accounting, Blue Sky and other fees and expenses for the offering. The net proceeds of $28.5 million after deducting underwriting discounts and commissions and offering expenses were used to repay certain outstanding indebtedness of the Company under its credit agreement dated as of May 30, 1996 with The Chase Manhattan Bank (as amended, the "Old Credit Facility").

    On December 19, 1997, the Company's Old Common Stock was reclassified into Class A Common Stock and Class B Common Stock and Stuart and Anita Subotnick (the "Principal Stockholders") contributed approximately $13.3 million of stockholder loans to the Company (the "Equity Contribution"), and the Principal Stockholders exchanged all their shares of Class A Common Stock for a like number of shares of Class B Common Stock (collectively, the "Reclassification"). These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided pursuant to Section 3(a)(9) or Section 4(2) and Regulation D promulgated thereunder.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial data and should be read in conjunction with the Company's financial statements and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected balance sheet data as of December 31, 1995 and 1994, and September 30, 1994 and statement of operations data for the year ended December 31, 1995, the three months ended December 31, 1994 and the year ended September 30, 1994 are derived from the Company's financial statements which have been audited by Holtz Rubenstein & Co., LLP, Certified Public Accountants. The selected balance sheet data as of December 31, 1996, 1997 and 1998 and statement of operations data for the years ended December 31, 1996, 1997 and 1998 are derived from the Company's financial statements which have been audited by KPMG LLP, Independent Certified Public Accountants. The historical financial results of the Company are not comparable from period to period because of the acquisition and sale of various broadcasting properties by the Company during the periods covered.

                                                               THREE MONTHS
                                                YEAR ENDED         ENDED                   YEARS ENDED DECEMBER 31,
                                               SEPTEMBER 30,   DECEMBER 31,    ------------------------------------------------
                                                   1994           1994(1)      1995(1)(2)   1996(3)(4)    1997(5)   1998(6)(7)
                                               -------------  ---------------  -----------  -----------  ---------  -----------
                                                                                                (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Gross revenues...............................    $   2,267       $     654      $   5,655    $   8,567   $  11,731   $  15,883
Net revenues.................................        2,074             604          5,225        7,944      10,460      14,202
Station operating expenses...................        2,326             687          7,185       12,253      12,979      17,525
Corporate, general and administrative
  expenses...................................           --              --            425        1,201       1,745       2,527
Employment incentives........................           --              --             --           --       3,863         808
Depreciation and amortization................          524             113            798        1,326       1,791       2,528
Operating loss...............................         (776)           (196)        (3,183)      (6,836)     (9,918)     (9,186)
Gain on sale.................................           --              --             --        6,608          --          --
Interest expense.............................          439             120            842        2,889       4,488      12,608
Income tax benefit, net......................           --              --             --           --       1,050       1,988
Deferred income taxes resulting from
  conversion to C corporation status.........           --              --             --           --      (3,350)         --
Extraordinary loss on extinguishment of debt,
  net of income taxes........................           --              --             --           --        (313)       (495)
Net (loss)...................................       (1,163)           (298)        (4,005)      (3,098)    (16,918)    (17,449)
BASIC AND DILUTIVE INCOME (LOSS) PER COMMON
  SHARE:.....................................        (0.19)          (0.05)         (0.66)       (0.39)      (1.77)      (1.24)

                                                       AS OF                       AS OF DECEMBER 31,
                                                   SEPTEMBER 30,  -----------------------------------------------------
                                                       1994         1994       1995       1996       1997       1998
                                                   -------------  ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash and cash equivalents........................    $      56    $      --  $   1,066  $     234  $      80  $   5,285
Intangibles, net.................................        2,666        2,600      6,040     29,230     54,115     80,309
Total assets.....................................        4,044        3,863      9,433     38,963     60,108    152,082
Notes payable to stockholders....................        6,028        6,219     13,477     12,544         --         --
Long-term liabilities............................           --           --         --     28,200     30,142    138,227
Stockholder's equity (deficit)...................       (2,185)      (3,484)    (5,821)    (3,800)    25,032      8,391

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

(6) The Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvedere, NJ and WRNJ-AM, Hackettstown, NJ on August 14, 1998. Simultaneously at the closing, the Company sold substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. The remaining WRNJ-FM operates on 107.1 FM and was added to the Company's New Country Y-107 trimulcast under a LMA, effective April 28, 1998. The financial statements include the operations of WRNJ-FM since April 1998.

(7) The Company acquired substantially all of the assets of WCBR-FM, Arlington Heights, Illinois and WLRT-FM, Kankakee, Illinois on August 4 and 7, 1998, respectively. The operations of these stations have been included in the consolidated statements of operations from these dates.

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

GENERAL

    The Company was incorporated in August 1994 and commenced operations on January 1, 1995, having acquired WRGX-FM, Briarcliff Manor, New York, and WRKL-AM, New City, New York (together, the "Original New York Stations"), on December 31, 1994. On May 30, 1996 the Company merged with Q Broadcasting, Inc. ("Q") in a transaction accounted for as a combination of entities under common control. As a result of this merger the two entities are deemed to be combined since inception (see the Notes to Consolidated Financial Statements included elsewhere in this report). Q owned and operated the Q stations in Stamford, Connecticut, from July 1992 up to the date of the combination with the Company. The Company reports on the basis of a December 31 year-end and Q reported on the basis of a September 30 year-end. As a result, the December 31, 1996 financial statements reflect the operations of Q on the basis of the eight-month period ended May 30, 1996 (the date of sale of the Q stations).

    The Q stations were operated in one facility, with one sales and support staff. Their financial performance is combined for purposes of the discussions that follow. Y-107 LA, WRKL-AM, and the stand-alone operations of WRGX-FM were operated with separate staffs and facilities, therefore their performance is separately identified.

    Between March 26, 1996 and May 30, 1996, when the stations were acquired, the Company operated the Los Angeles Stations and KWIZ-FM under a LMA. On March 26, 1996 all of the existing operations of the Los Angeles Stations were terminated, and the Company debuted Y-107 LA under a modern rock format with new staffing and no existing advertiser base. Although it commenced operation with no revenues, Y-107 LA revenues had surpassed all other Company revenues combined by November 1996. During the LMA period, station operating expenses included significant LMA fees and other reimbursed expenses to the seller. The Company sold KWIZ-FM on December 20, 1996.

    On December 5, 1996, the Company commenced operation of WWZY-FM (formerly, WZVU-FM), Long Branch, New Jersey, under a LMA, changing its format to country music. On that date, WWXY-FM (formerly, WRGX-FM), Briarcliff Manor, New York, which the Company had operated as a stand-alone FM station since its acquisition on January 1, 1995, changed format to broadcast Y-107 NY as a new country music station with WWZY-FM. Furthermore, on December 30, 1996 the Company began operating WWVY-FM (formerly, WWHB-FM), Hampton Bays, New York, under a LMA. Since that date, the New York Stations have operated as Y-107 NY. Y-107 NY retained certain advertisers and staff from all three of the previously stand-alone stations. The Company acquired WWVY-FM and WWZY-FM on April 1, 1997 and June 5, 1997, respectively. On April 27, 1998, the Company commenced operations of WRNJ-FM under a LMA as part of the Y-107 NY country music station. The Company completed its acquisition of WRNJ-FM on August 14, 1998.

    On August 8, 1997 the Company acquired WXXY-FM (formerly WVVX-FM), Highland Park, Illinois and WYXX-FM (formerly WJDK-FM) Morris, Illinois. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to a previous owner under a LMA until "FM 103.1 Chicago Heart and Soul" commenced operation in early February 1998. On August 4 and 7, 1998, the Company completed the acquisitions of WKIE-FM (formerly WCBR-FM) and WKIF-FM (formerly WLRT-FM) and launched its second station group in the Chicago area. These stations commenced operation as 92 KISS FM, a contemporary hit radio format in November 1998. On February 25, 1999 the Company completed the acquisitions of WDEK-FM and WLBK-AM, Dekalb, Illinois. The Company added WDEK-FM to the 92 KISS FM Stations.

RESULTS OF OPERATIONS

    The Company's financial results are dependent on a number of factors, including the general strength of the local and national economies, local market competition, the relative efficiency and effectiveness of radio broadcasting compared with other advertising media, government regulation and policies and the
Company's ability to provide popular programming. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow, calculated as station operating income or loss excluding depreciation and amortization and corporate overhead. This measure, although widely used in the broadcast industry as a measure of operating performance, is not calculated in accordance with generally accepted accounting principles. Broadcast cash flow should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity calculated in accordance with generally accepted accounting principles.

    The Company's primary source of revenue is the sale of advertising. Total revenue is determined by the number of advertisements aired by the station and the advertising rates that the stations are able to charge. See
"Business--Advertising Sales."

    Given the fact that the Company's strategy involves developing brand new metropolitan area radio stations, the initial revenue base is zero and subject to factors other than ratings and radio broadcasting seasonality. After the start-up period, as is typical in the radio broadcasting industry, a station's first calendar quarter generally will produce the lowest revenues for the year, and the fourth quarter generally will produce the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenses are incurred.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    NET REVENUES in the year ended December 31, 1998 were $14,202,000 compared with $10,460,000 for the year ended December 31, 1997, an increase of $3,742,000 or 36%. This increase was primarily due to increases in the net revenues of Y-107 NY and Y-107 LA and the commencement of operations of FM 103.1 Chicago Heart and Soul in February 1998. Same stations' revenue growth compared with the prior year was $2,604,000, or 25.3%.

    STATION OPERATING EXPENSES excluding depreciation and amortization for the year ended December 31, 1998 were $17,525,000 compared with $12,979,000 in the year ended December 31, 1997, an increase of $4,546,000 or 35%. This increase was due principally to FM 103.1 Chicago Heart and Soul commencing operations in early February 1998.

    DEPRECIATION AND AMORTIZATION EXPENSES for the year ended December 31, 1998 were $2,528,000 compared with $1,791,000 for the year ended December 31, 1997, an increase of $737,000 or 41%. This increase was due primarily to the amortization of intangibles and the depreciation of capital assets of the Chicago stations and two of three Y-107 NY stations, all of which were acquired after March 31, 1997.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 1998 were $2,527,000 compared with $1,745,000 for the year ended December 31, 1997, an increase of $782,000 or 45%. This increase is due to increased expenses resulting from the Company's IPO on December 24, 1997, such as directors' and officers' liability insurance of $160,000, professional and legal fees of $210,000, audit and tax fees of $116,000, and printing and filing fees of $121,000, and increased administrative expenses of $200,000 to support the growth of the Company.

    INTEREST EXPENSE for the year ended December 31, 1998 was $12,608,000 compared with $4,488,000 for the year ended December 31, 1997, an increase of $8,120,000 or 181%. This increase reflects additional interest of $11,948,000 resulting from the issuance of the Notes on March 17, 1998 offset by a decrease of $2,971,000 resulting from pay off of the long-term debt. In the years ended December 31, 1998 and 1997, the average outstanding total debt for the Company were $111,321,000 and $56,898,000, respectively. The average rate of interest on the outstanding debt was 11.3% and 7.6%, respectively. Interest income for the year ended December 31, 1998 was $3,076,000 as compared to $20,000 for the year ended December 31, 1997. This increase was a result of investing the proceeds from the issuance of the Notes on March 17, 1998.

    NET LOSSES for the year ended December 31, 1998 were $17,449,000 compared with $16,918,000 for the year ended December 31, 1997, an increase of $531,000 or 3%. The increase is primarily attributable to higher station operating expenses, depreciation and amortization expenses, corporate, general and administrative expenses, and interest expense, offset by
(a) increased net revenues, (b) increased net tax benefit of $825,000, (c) a one-time income tax charge in 1997 of $3,350,000 and (d) a reduction of $3,055,000 in employment stock incentives.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR END DECEMBER 31, 1996

    NET REVENUES in the year ended December 31, 1997 were $10,460,000 compared with $7,944,000 for the year ended December 31, 1996, an increase of $2,516,000, or 32%. This increase was due primarily to an increase of $4,647,000 in the net revenues of Y-107 LA compared with the prior year and an increase of the Y-107 NY net revenues in the year ended December 31, 1997 of $1,120,000, or 67%, compared with the net revenues of the stand-alone WWXY-FM in 1996. These increases in net revenues were partially offset by (a) the absence of net revenues for the Q stations and KWIZ-FM in the year ended December 31, 1997 compared with $2,050,000 and $1,106,000 net revenues for such stations, respectively, for the year ended December 31, 1996, and (b) the fact that WRKL-AM net revenues in the year ended December 31, 1997 were down $249,000, or 16%, when compared with 1996. The Y-107 LA increase was principally due to the fact that (a) the 1997 net revenues include twelve months of Y-107 LA operations, whereas the 1996 net revenues include only nine months of Y-107 LA operations, and (b) the 1996 period net revenues reflected the first nine months of operation of the Los Angeles Stations, which commenced with no existing business. The Y-107 NY increase reflects growth resulting from the commencement of the broadcasting by Y-107 NY in January 1997.

    STATION OPERATING EXPENSES excluding depreciation and amortization in the year ended December 31, 1997 were $12,979,000, compared with $12,253,000 in the year ended December 31, 1996, an increase of $726,000, or 6%. This increase was due to the inclusion of the expenses of Y-107 LA and Y-107 NY offset by the absence of operating expenses of the Q Stations. The increase in Y-107 LA operating expenses reflects the fact that (a) the 1997 station operating expenses represent twelve months of operations compared with nine months operations in 1996, and (b) the nine month operations in 1996 were the first nine months of operation of the station, reflecting incomplete staffing and the absence of significant marketing initiatives, offset by the expense of LMA fees and expenses of $593,000 incurred in 1996. The increase in the Y-107 NY operating expenses when compared with the prior year operating expenses of the stand-alone WWXY-FM were due to (a) $540,000 of non-recurring LMA fees and expenses for WWZY-FM and WWVY-FM, (b) significantly increased advertising and promotional expenditures incurred to launch Y-107 NY and (c) increased selling and general and administrative expenses in developing the Y-107 NY infrastructure.

    DEPRECIATION AND AMORTIZATION EXPENSES for the year ended December 31, 1997 were $1,791,000, compared with $1,326,000 for the prior year, an increase of $465,000, or 35%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets related to the acquired stations.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 1997 were $1,745,000, compared with $1,201,000 for the prior year, an increase of $544,000, or 45%. This increase was primarily due to increases in administrative staff to support the growth of the Company.

    INTEREST EXPENSE for the year ended December 31, 1997 was $4,488,000 compared with $2,889,000 for the prior year, an increase of $1,599,000, or 55%. This increase reflects borrowings under the Old Credit Facility made to fund the Company's acquisitions, and (b) increased stockholders' loans throughout 1997 compared with 1996. In the years ended December 31, 1997 and 1996, the average outstanding total debt for the Company were $56,898,000 and $37,026,000, respectively. The average rate of interest on the outstanding debt was 7.6% in both periods.

    NET LOSSES for the year ended December 31, 1997 were $16,918,000, compared with $3,098,000 for the prior year. The increase in the net loss of $13,820,000 was primarily attributable to (a) 1996 period gain of $6,608,000 on the sale of the Q stations, (b) higher interest expense and depreciation and amortization expenses incurred as part of the radio station acquisitions of the Company, (c) a charge of $3,863,000 in 1997 relating to awards under the employment incentive arrangements, and (d) a one-time income tax charge of $3,350,000 relating to the change in taxable status of the Company from an S corporation to a C corporation, offset by the absence of the Q stations operations in 1997 and improvement in the Y-107 LA performance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of Y-107 LA, Y-107 NY, FM 103.1 Chicago, and 92 KISS FM, and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because its broadcast properties are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in major markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), borrowings under the Old Credit Facility and the issuance of the Notes. The Company has entered into various employment contracts with nineteen individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $2,332,000 in 1999 and $1,961,000 in 2000.

    The Company has never paid cash or stock dividends on shares of its common stock. The Company will continue to report net losses throughout the start up period for the Chicago Stations. Furthermore, it intends to retain future earnings for use in its business and does not anticipate paying dividends on shares of its Common Stock in the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

    In each of the years ended December 31, 1996, 1997 and 1998, the Company reported cash used in operations. In the year ended December 31, 1996 the negative cash flow was predominantly due to the funding of start-up operations at Y-107 LA, together with an increase in interest expense, as borrowings under the Old Credit Facility were used to fund the Y-107 LA radio station acquisition. In the year ended December 31, 1997, the deficit was predominantly due to the start-up operating losses of Y-107 NY and increased interest expense for borrowings under the Old Credit Facility to finance the Y-107 NY and Chicago radio station acquisitions. In the year ended December 31, 1998 the negative cash flow was predominantly due to the funding of start-up operations at New York, FM 103.1 Chicago, and 92 KISS FM Chicago.

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $653,000, $488,000 and $2,441,000 in the years ended December 31, 1996, 1997 and
1998, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, computer support equipment, and the purchase of promotional vehicles for the new station properties.

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

    The Notes were issued at an original issue discount and will accrete in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually to an aggregate principal amount of $174.0 million. Cash interest will not accrue on the Notes prior to March 15, 2001. Thereafter, interest on the Notes will accrue at a rate of 11 1/4% per annum and will be payable in cash semi-annually, commencing September 15, 2001. The Notes will mature on March 15, 2005 but may be redeemed after March 15, 2001 at the option of the Company, in whole or in part at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15 of 2002, 2003 and on and after 2004, respectively. In addition, up to 33 1/3%of the original principal amount of the Notes may be redeemed at the option of the Company prior to March 15, 2001 at a redemption price equal to 111.25% of the accreted value of the Notes with net cash proceeds of one or more equity offerings of the Company so long as there is a public market for the Class A Common Stock at the time of such redemption and provided that at least 66 2/3%of the original principal amount of the Notes remains outstanding.

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

    On July 6, 1998, the Company completed an exchange offer for the Notes, in which all but one of the holders of outstanding Notes exchanged their Notes for newly-issued Notes registered under the Securities Act of 1933. The new Notes have the same terms as the exchanged Notes, except that the new Notes are so registered. The amount exchanged was $172,500,000 aggregate principal amount at maturity of Notes.

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

    The Company is actively reviewing potential STMC-TM-, and other station acquisition candidates. As of the date of this report, the Company has no binding commitments for any such acquisitions. See "Business--Acquisitions." After giving effect to the Notes Offering and application of the net proceeds therefrom, the Company has available approximately $53.7 million of cash and cash equivalents on hand and marketable securities at December 31, 1998 and up to $14.5 million of borrowing capacity under the Revolving Credit Facility, which can be used for working capital purposes, including financing these acquisitions. Cash on hand and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that the net proceeds of the Notes Offering, its available borrowing capacity and its broadcast cash flow from operations will be sufficient to finance its capital expenditure programs, as well as existing operational and debt service requirements, through December 31, 1999. Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to acquire and build a major market broadcast group; and (ii) the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable successfully to implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

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

    The Company has delegated responsibility to a group of executives to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the effect on its customers and avoid disruption to business operations. The Company is also focusing on hardware and software tools, programming and outside forces that may affect the Company's operations, including the Company's vendors, banks and utility companies. The Company's analysis of the Year 2000 threat is on-going and will be continuously updated throughout 1999 as necessary.

    The Company has written and distributed a questionnaire and project plan to the Company's systems and operating personnel to identify all business and computer applications, so the Company can identify potential compliance problems. The Company has initiated communications with all of its significant suppliers and contractors to determine their plans for remediating any Year 2000 issues that arise in the interface with the Company. The Company is currently compiling a database of information based upon these responses, which is expected to be completed by March 31, 1999. To the extent problems are identified, the Company will implement corrective procedures where necessary, then test the applications for Year 2000 compliance. The Company expects to complete this project prior to January 1, 2000. The Company is, in addition, developing a contingency plan should the planned Year 2000 remedial measures prove to be less than comprehensive.

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

    As of December 31, 1998, the Company incurred minimal expenses in respect of its Year 2000 conversion effort. No other information system projects of the Company have been deferred due to the Year 2000 efforts. The Company expects that the source of funds for Year 2000 costs will be cash on hand.

    If the Company, its customers or its vendors are unable to resolve Year 2000 processing issues in a timely manner, a material adverse effect on the Company's results of operations and financial condition could result. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes and the change in the market values of its investments.

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. The Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              BIG CITY RADIO, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
BIG CITY RADIO, INC.
Report of KPMG LLP, Independent Auditors...................................................................          27
Consolidated Balance Sheets as of December 31, 1997 and 1998...............................................          28
Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998.................          29
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.................          30
Consolidated Statement of Stockholders' Equity (Deficit)...................................................          31
Notes to Consolidated Financial Statements.................................................................          32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
of Big City Radio, Inc.:

    We have audited the accompanying consolidated balance sheets of Big City Radio, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big City Radio, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 12, 1999

                              BIG CITY RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998

                                                                                        1997            1998
                                                                                    -------------  --------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $      80,000  $    5,285,000
  Cash held in escrow (note 3)....................................................             --         450,000
  Cash held in investment, restricted (note 4)....................................             --       3,350,000
  Marketable securities (note 2)..................................................             --      48,416,000
  Accounts receivable, net of allowance of $213,000 and $119,000 in 1997 and 1998,
    respectively..................................................................      2,325,000       3,362,000
  Interest receivable.............................................................             --       1,574,000
  Prepaid expenses and other current assets.......................................        252,000         603,000
                                                                                    -------------  --------------
Total current assets..............................................................      2,657,000      63,040,000
Property and equipment, net (note 5)..............................................      2,679,000       4,512,000
Intangibles, net (note 6).........................................................     54,115,000      80,309,000
Deferred financing fees...........................................................        612,000       4,052,000
Other assets......................................................................         45,000         169,000
                                                                                    -------------  --------------
    Total assets..................................................................  $  60,108,000  $  152,082,000
                                                                                    -------------  --------------
                                                                                    -------------  --------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................  $   1,125,000  $      518,000
  Accrued expenses................................................................      1,383,000       1,186,000
  Promissory notes (note 8).......................................................             --       1,175,000
  Other current liabilities.......................................................        326,000         112,000
                                                                                    -------------  --------------
  Total current liabilities.......................................................      2,834,000       2,991,000
                                                                                    -------------  --------------
Long-term liabilities:
  Senior discount notes (note 7)..................................................             --     136,776,000
  Promissory notes (note 8).......................................................             --         881,000
  Long-term debt (note 9).........................................................     30,100,000              --
  Other long-term liabilities.....................................................         42,000         570,000
Deferred income tax liabilities (note 12).........................................      2,100,000       2,473,000
Stockholders' equity (note 13):
  Preferred stock, $.01 par value. Authorized 20,000,000 shares; zero shares
    issued and outstanding in 1997 and 1998.......................................             --              --
  Common stock, Class A, $.01 par value. Authorized 80,000,000 shares; issued and outstanding 5,725,062 shares and 5,818,817 shares in 1997 and 1998,
    respectively..................................................................         57,000          58,000
  Common stock, Class B, $.01 par value. Authorized 20,000,000 shares; issued and
    outstanding 8,250,458 shares in 1997 and 1998.................................         83,000          83,000
  Additional paid-in capital......................................................     27,024,000      27,831,000
  Deficit.........................................................................     (2,132,000)    (19,581,000)
                                                                                    -------------  --------------
                                                                                       25,032,000       8,391,000
                                                                                    -------------  --------------
    Total liabilities and stockholders' equity....................................  $  60,108,000  $  152,082,000
                                                                                    -------------  --------------
                                                                                    -------------  --------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
Gross revenues.......................................................  $   8,567,000     11,731,000     15,883,000
Less commissions and fees............................................        623,000      1,271,000      1,681,000
                                                                       -------------  -------------  -------------
  Net revenues.......................................................      7,944,000     10,460,000     14,202,000
                                                                       -------------  -------------  -------------
Operating expenses:
Station operating expenses, excluding depreciation and
  amortization.......................................................     12,253,000     12,979,000     17,525,000
Corporate, general and administrative expenses.......................      1,201,000      1,745,000      2,527,000
Employment stock incentives (note 13)................................             --      3,863,000        808,000
Depreciation and amortization........................................      1,326,000      1,791,000      2,528,000
                                                                       -------------  -------------  -------------
  Total operating expenses...........................................     14,780,000     20,378,000     23,388,000
                                                                       -------------  -------------  -------------
  Operating loss.....................................................     (6,836,000)    (9,918,000)    (9,186,000)
Other income (expenses):
Gain on sale of stations (note 3)....................................      6,608,000             --             --
Interest income......................................................         29,000         20,000      3,076,000
Interest expense.....................................................     (2,889,000)    (4,488,000)   (12,608,000)
Other, net...........................................................        (10,000)        81,000       (224,000)
                                                                       -------------  -------------  -------------
  Total other income (expenses)......................................      3,738,000     (4,387,000)    (9,756,000)
                                                                       -------------  -------------  -------------
Loss before benefit from income taxes and
  extraordinary loss.................................................     (3,098,000)   (14,305,000)   (18,942,000)
Income tax benefit, net (notes 2 and 12).............................             --      1,050,000      1,988,000
Deferred income taxes resulting from conversion to
  C Corporation status (notes 2 and 12)..............................             --     (3,350,000)            --
                                                                       -------------  -------------  -------------
  Loss before extraordinary loss.....................................     (3,098,000)   (16,605,000)   (16,954,000)
Extraordinary loss on extinguishment of debt,
  net of income taxes (notes 7 and 9)................................             --       (313,000)      (495,000)
                                                                       -------------  -------------  -------------
  Net loss...........................................................  $  (3,098,000)   (16,918,000)   (17,449,000)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Basic and diluted loss per share:
Loss before extraordinary item.......................................  $       (0.39)         (1.74)         (1.21)
Extraordinary item...................................................             --          (0.03)         (0.03)
                                                                       -------------  -------------  -------------
  Net loss...........................................................  $       (0.39)         (1.77)         (1.24)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average shares outstanding..................................      8,024,000      9,539,000     14,026,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                  1996         1997          1998
                                                                               -----------  -----------  ------------
Cash flows from operating activities:
  Net loss...................................................................  $(3,098,000) (16,918,000)  (17,449,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..........................................    1,326,000    1,791,000     2,528,000
      Deferred income taxes (notes 2 and 12).................................           --    2,100,000    (2,100,000)
      Non cash interest......................................................       62,000      140,000    11,948,000
      Gain on sale of stations (note 3)......................................   (6,608,000)          --            --
      Employment stock incentives (note 13)..................................           --    3,863,000       808,000
      Extraordinary loss on extinguishment of debt (notes 7 and 9)...........           --      513,000       582,000
      Changes in operating assets and liabilities, net of acquisitions:
        (Increase) decrease in assets:
          Accounts receivable................................................     (456,000)    (788,000)   (1,037,000)
          Interest receivable................................................           --           --    (1,574,000)
          Prepaid expenses and other current assets..........................       30,000     (210,000)     (351,000)
          Other assets.......................................................       54,000       (9,000)     (124,000)
        Increase (decrease) in liabilities:
          Accounts payable...................................................      458,000      295,000      (607,000)
          Accrued expenses...................................................       84,000      929,000      (197,000)
          Other liabilities..................................................      700,000     (367,000)     (185,000)
                                                                               -----------  -----------  ------------
            Net cash used in operating activities............................   (7,448,000)  (8,661,000)   (7,758,000)
                                                                               -----------  -----------  ------------
Cash flows from investing activities:
  Purchase of property and equipment.........................................     (653,000)    (488,000)   (2,441,000)
  Purchase of marketable securities..........................................           --           --  (125,609,000)
  Sale of marketable securities..............................................           --           --    77,193,000
  Cash paid and advanced for assets of radio stations acquired...............  (38,173,000) (21,967,000)  (23,538,000)
  Cash held in restricted investment.........................................           --           --    (3,350,000)
  Cash received for radio stations sold......................................   20,025,000      513,000            --
  Net advances to purchase stations..........................................   (5,434,000)          --            --
                                                                               -----------  -----------  ------------
            Net cash used in investing activities............................  (24,235,000) (21,942,000)  (77,745,000)
                                                                               -----------  -----------  ------------
Cash flows from financing activities:
  Loans from stockholders....................................................    4,186,000      801,000            --
  Proceeds from offering of Senior Discount Notes, net of discount and fees
    of $4,568,000............................................................           --           --   120,808,000
  Drawdown on credit facility, net of fees paid of $535,000, $793,000 and $0
    in 1996, 1997, and 1998, respectively....................................   38,865,000   30,007,000     2,500,000
  Repayment of existing credit facility......................................  (11,200,000) (28,900,000)  (32,600,000)
  Repayment of note payable..................................................   (1,000,000)          --            --
  Proceeds from initial public offering......................................           --   28,541,000            --
                                                                               -----------  -----------  ------------
            Net cash provided by financing activities........................   30,851,000   30,449,000    90,708,000
                                                                               -----------  -----------  ------------
            Change in cash and cash equivalents..............................     (832,000)    (154,000)    5,205,000
Cash and cash equivalents at beginning of year...............................    1,066,000      234,000        80,000
                                                                               -----------  -----------  ------------
Cash and cash equivalents at end of year.....................................  $   234,000       80,000     5,285,000
                                                                               -----------  -----------  ------------
                                                                               -----------  -----------  ------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                      COMMON STOCK         ADDITIONAL
                                                ------------------------     PAID-IN      ACCUMULATED
                                                   SHARES       AMOUNT       CAPITAL        DEFICIT         TOTAL
                                                ------------  ----------  -------------  -------------  -------------
Balance at December 31, 1995..................     6,088,000  $   61,000      1,309,000     (7,191,000)    (5,821,000)
Contribution of stockholders' loans to equity
  (note 3)....................................     3,287,520      33,000      5,086,000             --      5,119,000
Net loss......................................            --          --             --     (3,098,000)    (3,098,000)
                                                ------------  ----------  -------------  -------------  -------------
Balance at December 31, 1996..................     9,375,520      94,000      6,395,000    (10,289,000)    (3,800,000)
Capital contribution related to employment
  incentive (note 13).........................            --          --      3,713,000             --      3,713,000
Net loss in the period January 1, 1997 to the
  date of the change in tax status, October 1,
  1997........................................            --          --             --    (11,435,000)   (11,435,000)
Reinstatement of deferred income taxes
  relating to conversion to C Corporation
  status (notes 2 and 12).....................            --          --             --     (3,350,000)    (3,350,000)
Reclassification of accumulated deficit to
  paid-in capital in connection with the
  termination of S Corporation status.........            --          --    (25,074,000)    25,074,000             --
Stock option awards (note 13).................            --          --        150,000             --        150,000
Equity contribution and reclassification (note
  13).........................................            --          --     13,345,000             --     13,345,000
Initial public offering (note 13).............     4,600,000      46,000     28,495,000             --     28,541,000
Net loss in the period following conversion to
  C Corporation...............................            --          --             --     (2,132,000)    (2,132,000)
                                                ------------  ----------  -------------  -------------  -------------
Balance at December 31, 1997..................    13,975,520     140,000     27,024,000     (2,132,000)    25,032,000
Capital contribution related to employment
  incentive (note 13).........................        93,755       1,000        807,000             --        808,000
Net loss......................................            --          --             --    (17,449,000)   (17,449,000)
                                                ------------  ----------  -------------  -------------  -------------
Balance at December 31, 1998..................    14,069,275  $  141,000     27,831,000    (19,581,000)     8,391,000
                                                ------------  ----------  -------------  -------------  -------------
                                                ------------  ----------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

(1) ORGANIZATION AND BUSINESS

    Big City Radio, Inc. (formerly Odyssey Communications, Inc.) ("Big City Radio") was incorporated in Delaware on August 2, 1994 and commenced operations on January 1, 1995. On May 30, 1996, Big City Radio merged with Q Broadcasting, Inc. ("Q", and together with Big City Radio, the "Company"), with Big City Radio being the surviving company. Big City Radio and Q were owned 94% and 100% by Stuart and Anita Subotnick (the "Principal Stockholders"). Accordingly, the merger has been accounted for as a combination of entities under common control. As a result, the combination of Big City Radio and Q was effected utilizing historical costs. At the date of conversion from S Corporation status to C Corporation status (see Note 2), the Company formed five wholly owned subsidiaries, Big City Radio--LA, LLC; Big City Radio--NYC, LLC; Big City Radio--CHI, LLC; WRKL Rockland Radio, LLC; and Odyssey Traveling Billboards, Inc.

    The Company owns and operates radio broadcasting stations. As of December 31, 1998, the Company owned three FM stations in Southern California, KLYY-FM Arcadia, KVYY-FM Ventura and KSYY-FM Fallbrook (programmed as "Y-107 LA"). In the New York area, the Company owns five radio properties, WWXY-FM Westchester County, New York and WRKL-AM New City, New York (the "Original New York Stations") and WWZY-FM Monmouth, New Jersey and WWVY-FM Hampton Bays, New York and WWYY-FM Hackettstown, New Jersey. WWXY-FM, WWZY-FM, WWVY-FM, and WWYY-FM are programmed as "New Country Y-107." In the Chicago area, the Company owns six radio properties, WXXY-FM Highland Park, Illinois and WYXX-FM Morris, Illinois (programmed as "FM 103.1") and WKIE-FM Arlington Heights, Illinois, WKIF-FM Kankakee, Illinois, and WDEK-FM DeKalb, Illinois (programmed as "92 KISS FM") and WLBK-AM DeKalb, Illinois.

    Since inception, the Company has incurred substantial losses and has never generated positive cash flows from operations. The Company's recent purchases and reformatting of radio stations in its markets are currently contributing to the Company's losses. The Company believes that losses will continue while the Company pursues its strategy of acquiring and developing radio stations. In March 1998, the Company successfully completed the offering (the "Note Offering") of $174,000,000 aggregate principal amount at maturity of the Company's 11 1/4% Senior Discount Notes due 2005 (the "Notes," see Note 7). The net proceeds of approximately $125,400,000 from this offering were used to repay approximately $32,800,000 of the Old Credit Facility (as hereinafter defined; see Note 7). Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") in the amount of $15 million (see Note
7). The Company believes the proceeds from the Note Offering, together with the Revolving Credit Facility, will be sufficient to permit it to acquire, develop and operate new and existing properties through at least December 31, 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    In connection with the merger discussed in Note 1, Big City Radio and Q are deemed to be combined since inception for financial reporting purposes. Big City Radio reports on the basis of a December 31 year-end and Q reported on the basis of a September 30 year-end. As a result, the December 31, 1996 financial statements include the operations of Q on the basis of an eight-month period ended May 30, 1996 (the date of sale of the Q Stations).

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The accompanying consolidated financial statements include the accounts of Big City Radio, Inc. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

    Cash equivalents of $5.1 million with maturities less than three months were included in cash and cash equivalents at December 31, 1998.

MARKETABLE SECURITIES

    Marketable securities at December 31, 1998 consist of U.S. Treasury, mortgage-backed, corporate debt securities. The Company classifies its debt securities as available-for-sale. Securities are recorded at fair value with the unrealized holding gain or loss, net of the related tax effect, excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. As of December 31, 1998, there were no material unrealized holding gains or losses. Proceeds from the sale of securities were $77.2 million in 1998. Gross realized gains and losses were immaterial in 1998.

    A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years for transmission equipment, vehicles and furniture and office equipment to 39 years for buildings and leasehold improvements over the lesser of the useful life or the term of the lease.

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

INTANGIBLE ASSETS

    Intangible assets include the portion of the purchase price allocable to FCC broadcast licenses, which are amortized on a straight-line method over 40 years. Covenants not to compete, signed as part of station acquisition agreements, are amortized over the period of the agreements, generally three years.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    It is the Company's policy to account for intangible assets at the lower of amortized cost or fair market value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that they are impaired. If this review indicates that the intangibles will not be recoverable as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to their estimated realizable value. The Company has determined that intangibles are fairly stated at December 31, 1998.

DEFERRED FINANCING FEES

    Deferred finance costs and loan origination fees are amortized over the period of the relevant facility.

REVENUE RECOGNITION

    Broadcasting revenue is recognized when commercials are aired. Net revenues represent gross revenues, less direct fees and commissions paid to independent advertising agencies.

INCOME TAXES

    The Company previously elected to be treated as an S Corporation for federal and certain state income tax purposes. As an S Corporation, the earnings and losses of the Company were reported by the individual stockholders, and the Company was not responsible for federal or certain state income taxes. The Company terminated its S Corporation election effective October 1, 1997. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements for the year ended December 31, 1996.

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

    The carrying amounts reported in the balance sheets for cash, current receivables, accounts payable and accrued expenses approximate fair value.

    The carrying value of the long-term debt approximates fair value because it is a floating rate instrument. The carrying value and fair value of Senior Discount Notes are $136.8 million and $113.8 million, respectively, at December 31, 1998. Fair values of Senior Discount Notes are based on market prices.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company believes that concentration of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company provides for its estimate of uncollectible accounts on a periodic basis. The Company has not experienced significant losses relating to accounts receivable. For periods ended December 31, 1996, 1997 and 1998, no customer accounted for more than 10% of revenues.

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

ADVERTISING

    The Company charges advertising costs, as incurred, to expense. Advertising costs amounted to $550,000, $1,275,000 and $1,484,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion
(APB) No. 15 and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements ended December 31, 1997 and 1998.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock options issued under the Company's 1997 and 1998 Incentive Stock Plan amounting to 572,500 and 963,550 at December 31, 1997 and 1998, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

REPORTING COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. The Company adopted SFAS No. 130 effective January 1, 1998. Adoption had no impact on the Company's consolidated financial position or results of operations.

(3) ACQUISITIONS AND DISPOSITIONS

    On August 4 and 7, 1998, the Company completed the acquisitions of WKIE-FM, Arlington Heights, Illinois (formerly WCBR-FM) and WKIF-FM, Kankakee, Illinois (formerly WLRT-FM). The operations of these stations have been included in the consolidated statements of operations from these dates. The aggregate purchase price for these stations was $19,500,000 excluding acquisition related expenses, of which $19,000,000 was paid in cash. The fair value of the WKIE-FM and WKIF-FM assets acquired, exclusive of acquisition costs, is as follows:

                                                                       WKIE-FM      WLRT-FM
                                                                    -------------  ----------
Fixed assets......................................................  $     100,000     102,000
FCC broadcast license.............................................     14,400,000   4,898,000

    The fair value of the fixed assets acquired is determined by reference to replacement value on an individual asset basis and comparable property. The remaining purchase price is assigned to the FCC license.

    On April 27, 1998, the Company signed an agreement to acquire all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM and WRNJ-AM, New Jersey. Simultaneously with the execution of this acquisition agreement, the Company agreed to sell substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. These acquisitions and sale were completed on August 14, 1998. The Company liquidated Radio New Jersey and transferred the FCC license of

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
WRNJ-FM to its Subsidiary Guarantor, Big City Radio-NYC, L.L.C. The aggregate purchase price for WRNJ-FM was $5,350,000 excluding acquisition related expenses, of which $3,000,000 was paid in cash and the remainder was satisfied by the issuance of two promissory notes totaling $2,350,000, bearing interest at 8.5% per annum. The Company managed the operations of WRNJ-FM for a fee from April 27, 1998 up to the effective date under a local marketing agreement ("LMA"). Revenue, programming expenses and other reimbursable expenses pursuant to the LMA have been included in the accompanying consolidated financial statements as have LMA fees of approximately $54,000. Upon final review and appraisal, the fair value of the WRNJ-FM assets acquired in these transactions, exclusive of acquisition costs, is determined to be as follows:

Fixed assets....................................................  $  25,000
FCC broadcast license...........................................  7,798,000

    The fair value of the fixed assets is determined by reference to replacement value on an individual asset basis and comparable property. The remaining purchase price, together with the net deferred tax liability resulting from the stock purchase, is assigned to the FCC license (see Note 12).

    LMA fees are reflected in the accompanying consolidated financial statements as station operating expenses.

    On April 15, 1998, the Company signed an agreement to acquire substantially all of the assets of two radio stations licensed to operate in DeKalb, Illinois (WDEK-FM and WLBK-AM) at which time the Company deposited into an escrow account the amount of $450,000 until February 1999 when the acquisition was completed. The Company added WDEK-FM, which broadcasts on the 92.5 FM frequency, to the 92 KISS FM Chicago stations. The Company began its trimulcast of this station immediately upon completion of the acquisition. It is the Company's intention to sell the operating assets of WLBK-AM DeKalb, Illinois.

    On August 8, 1997, the Company acquired substantially all of the assets of WXXY-FM Chicago for a purchase price of $9,500,000 and WYXX-FM Chicago for a purchase price of $1,100,000. The fair value of the WXXY-FM and WYXX-FM assets acquired, exclusive of acquisition costs, is as follows:

                                                                        WXXY-FM       WYXX-FM
                                                                      ------------  -----------
Fixed assets........................................................  $    119,000     154,000
FCC broadcast license...............................................     9,381,000     946,000

    The fair value of the fixed assets and land acquired is determined by reference to replacement value on an individual-asset basis and comparable property, respectively. The remaining purchase price is assigned to the FCC license.

    On June 5, 1997, the Company acquired substantially all of the assets of WWZY-FM Monmouth, New Jersey, for a purchase price of $12,000,000. At that date, the seller's loan payable to the Company in the amount of $5,434,000 plus accrued interest of $103,000 was paid in full. This loan payable originated on the date the Company entered into an agreement to acquire WWZY- FM, November 7, 1996. The loan bore interest at prime rate plus 2% and was collateralized by substantially all the assets of the seller. The Company managed the operations of WWZY-FM for a fee from December 5, 1996 up to the effective

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED) acquisition date under a local marketing agreement ("LMA"). Revenue, programming expenses and other reimbursable expenses pursuant to the LMA have been included in the accompanying consolidated financial statements as have LMA fees of approximately $100,000 and $375,000 for the years ended December 31, 1996 and 1997, respectively. The fair value of WWZY-FM assets acquired, exclusive of acquisition costs, is as follows:

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

    On April 1, 1997, the Company acquired substantially all the assets of WWVY-FM Hampton Bays, New York, for a purchase price of $4,000,000. The Company managed the operations of WWVY-FM for a fee from December 31, 1996 up to the effective acquisition date under a LMA. Revenue, programming expenses and other reimbursable expenses pursuant to the LMA have been included in the accompanying consolidated financial statements as have LMA fees of $165,000 for the year ended December 31, 1997. The fair value of WWVY-FM assets acquired, exclusive of acquisition costs, is as follows:

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

    On May 30, 1996, the Company acquired substantially all of the assets of KLYY-FM, Arcadia, KVYY-FM, Ventura, KSYY-FM, Fallbrook (the "Los Angeles Stations") and KWIZ-FM, Santa Ana, in a simultaneous purchase and multiparty, tax-free exchange through the use of a third party serving as a "qualified intermediary." The aggregate purchase price of the four stations was approximately $38,000,000. The acquisitions were recorded using the purchase method of accounting. In connection with the acquisition of the Los Angeles Stations and KWIZ-FM, the Company borrowed $31,000,000 under the Old Credit Facility (see Note 6). On December 20, 1996, the Company completed the sale of KWIZ-FM, Santa Ana, California, for a sale price of $11,200,000 and simultaneously paid down the Old Credit Facility in the same amount. No gain or loss was recorded in connection with the sale of KWIZ-FM.

    Immediately before the simultaneous purchase and multiparty tax-free exchange, Q was merged into Big City Radio (see Note 1). Two Connecticut radio stations (WSTC-AM and WKHL-FM), which

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED) comprised the sole operating assets of Q (the "Q stations") were transferred to the acquirer of the Q stations for $9,500,000, of which $500,000 was held in escrow until May 31, 1997. Substantially all of the cash received from such acquirer plus cash provided by Big City Radio was transferred by the "qualified intermediary" to the third party disposing of the Los Angeles Stations in connection with the tax-free exchange of the Q stations for the Los Angeles Stations and the purchase of the assets of KWIZ-FM. For financial reporting purposes, the Company accounted for the transfer of the Q stations as a sale and recorded a gain of $6,608,000. In connection with the merger of Q and Big City Radio, the stockholders contributed $5,119,000 of loans payable by the Company to equity and received 3,287,520 additional shares of Common Stock.

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

    The following unaudited pro forma results of operations illustrate the effect of the acquisition of WWVY-FM, WWZY-FM, WXXY-FM, and WYXX-FM during 1997 and WKIE-FM, WKIF-FM and WWYY-FM during 1998 and assumes that the acquisitions occurred at the beginning of each of the periods presented:

                                                                    YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                      1997           1998
                                                                 --------------  -------------
Net revenues...................................................  $   11,495,000     15,543,000
Income (loss) before extraordinary items.......................     (18,387,000)   (17,755,000)
Net income (loss)..............................................     (18,700,000)   (18,250,000)
Pro forma loss per share.......................................           (1.96)         (1.30)

(4) RESTRICTED CASH

    The restricted cash balance collateralizes three letters of credit outstanding at December 31, 1998. Two of the letters of credit relate to the promissory notes issued in conjunction with the acquisition of WRNJ-FM (see Note 3 of consolidated financial statements, Acquisitions & Dispositions). The other letter of credit relates to the Chicago office lease. According to the lease agreement, the Company agreed

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(4) RESTRICTED CASH (CONTINUED)
to deposit the sum of $1,000,000 as security in the form of an unconditional and irrevocable letter of credit. The amount of the letter of credit will decrease over 5 years.

(5) PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1997 and 1998 were as follows:

                                                                         1997         1998
                                                                     ------------  ----------
Land...............................................................  $    377,000     377,000
Building and improvements..........................................       561,000   1,117,000
Transmitter equipment..............................................     1,925,000   3,293,000
Furniture and office equipment.....................................       422,000     921,000
Vehicles...........................................................       219,000     464,000
                                                                     ------------  ----------
                                                                        3,504,000   6,172,000
Less accumulated depreciation......................................       825,000   1,660,000
                                                                     ------------  ----------
                                                                     $  2,679,000   4,512,000
                                                                     ------------  ----------
                                                                     ------------  ----------

(6) INTANGIBLES

    Intangibles at December 31, 1997 and 1998 are as follows:

                                                                       1997           1998
                                                                   -------------  ------------
FCC broadcast licenses...........................................  $  55,788,000    83,675,000
Covenants not to compete.........................................        678,000       678,000
                                                                   -------------  ------------
                                                                      56,466,000    84,353,000
Less accumulated amortization....................................      2,351,000     4,044,000
                                                                   -------------  ------------
                                                                   $  54,115,000    80,309,000
                                                                   -------------  ------------
                                                                   -------------  ------------

(7) SENIOR DISCOUNT NOTES

OFFERING OF SENIOR DISCOUNT NOTES

    On March 17, 1998 (the "issue date"), the Company completed the Note Offering. The $174,000,000 aggregate principal amount at maturity of Notes were issued at a discount generating gross proceeds to the Company of approximately $125.4 million. They mature on March 15, 2005. The Notes will accrete in value until March 15, 2001 at a rate of 11.25% per annum, compounded semiannually, to an aggregate principal amount of $174.0 million. Cash interest will not accrue on the Notes prior to March 15, 2001. Thereafter, interest on the Notes will accrue at a rate of 11.25% per annum and will be payable semiannually in cash on March 15 and September 15 of each year, commencing on September 15, 2001.

    Except as described below, the Company may not redeem the Notes prior to March 15, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at certain redemption prices together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time on or prior to March 15, 2001, the Company may, at its option, redeem in the aggregate up to 33 1/33% of the

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(7) SENIOR DISCOUNT NOTES (CONTINUED)
original principal amount of the Notes with net cash proceeds of one or more Equity Offerings received by the Company so long as there is a public market for the Company's Class A Common Stock at the time of such redemption, at a redemption price equal to 111.25% of the accreted value thereof to be redeemed, to the date of redemption; provided that at least 66 2/33% of the original principal amount of the Notes remains outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon a Change of Control (as such term is defined in the Notes), each holder of Notes has the right to require the Company to make an offer to purchase the Notes at a price equal to 101% of the accreted value of such Notes prior to March 15, 2001, or 101% of the principal amount of such Notes thereafter, together with accrued and unpaid interest, if any, to the date of the purchase.

    The Notes are unsecured, senior obligations of the Company and rank PARI PASSU in right of payment to all existing and future senior indebtedness of the Company and senior to all existing and future subordinated indebtedness of the Company. The Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries. The indenture does not restrict the ability of the Company or its subsidiaries to create, acquire or capitalize subsidiaries in the future. The Notes will be effectively subordinated to all existing and future indebtedness of the Company's subsidiaries. Approximately $4.6 million of costs associated with the issuance of the Notes, including the underwriters fees and related professional fees are included in deferred financing fees and will be amortized over the term of the Notes.

    Simultaneously with the consummation of the Notes, the Company entered into the Revolving Credit Facility providing for up to $15 million of availability. The Revolving Credit Facility matures on the fifth anniversary of the issue date and amounts outstanding under the Revolving Credit Facility bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin is 2.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio) or the London Inter-Bank Borrowing Rate (in which case the applicable margin is 3.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company and its subsidiaries' assets. The Company will pay fees of .5% per annum, on the aggregate unused portion of the facility. Upon entering into the Revolving Credit Facility, the Company recorded a loss on extinguishment of the Old Credit Facility which consisted of the unamortized deferred financing fees of $582,000. This expense is reported, net of its tax effect of $87,000, as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 1998.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on sale of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain financial ratios, maximum total leverage, minimum interest coverage and minimum fixed charge coverage. As of December 31, 1998 no amounts were drawn down on the Revolving Credit Facility. However, a $509,000 letter of credit related to the Century City office lease was issued under the Revolving Credit Facility.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(7) SENIOR DISCOUNT NOTES (CONTINUED)

    The Revolving Credit Facility contains customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults and revocation of any of the Company's broadcast licenses. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control." For purposes of the Revolving Credit Facility, a change of control will occur when (i) any person or group other than the Principal Stockholders and their affiliates obtains the power to elect a majority of the Board of Directors, (ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses or (iii) the Board of Directors does not consist of a majority of continuing directors.

SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture with respect to the Notes (the "Indenture") the direct subsidiaries of Big City Radio, Inc.--consisting of Odyssey Traveling Billboards, Inc., Big City Radio-- NYC, L.L.C., Big City Radio--LA, L.L.C., Big City Radio--CHI, L.L.C., and WRKL Rockland Radio, L.L.C. (collectively, the Subsidiary Guarantors)--have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

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

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of December 31, 1997 and 1998 and

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(7) SENIOR DISCOUNT NOTES (CONTINUED)
for the year ended, December 31, 1997 and 1998 on an "as if pooling" basis given the common control relationship of Big City Radio, Inc. and the Subsidiary Guarantors.

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1997           1998
                                                                   -------------  ------------
Current assets...................................................             --            --
Noncurrent assets................................................  $  54,087,000    80,295,000
Current liabilities..............................................             --            --
Noncurrent liabilities...........................................             --            --

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                       1997          1998
                                                                   -------------  -----------
Net sales........................................................             --           --
Costs and expenses...............................................             --           --
Depreciation and amortization....................................  $   1,327,000    1,679,000
Net loss.........................................................  $  (1,327,000)  (1,679,000)

    The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

(8) PROMISSORY NOTES

    In August 1998, the Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM and WRNJ-AM. The aggregate purchase price was $5.4 million excluding acquisition-related expenses, of which $3.0 million was paid in cash and the remainder was satisfied by the issuance of two promissory notes.

    The principal amount of these Notes are due and payable in eight equal consecutive quarterly installments of $147,000 each, commencing on November 1, 1998, together with interest in arrears on the unpaid principal balance at an annual rate equal to 8.5%. Future minimum note payments for the remainder of the terms, excluding interest are as follows:

1999............................................................  $1,175,000
2000............................................................    881,000
                                                                  ---------
                                                                  2,056,000
                                                                  ---------
                                                                  ---------

    The principal amount and interest paid on these promissory notes during 1998 was $294,000 and $26,000, respectively.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(9) LONG-TERM DEBT

    On May 30, 1996, the Company entered into a credit agreement (as amended, the Old Credit Facility) with Chase. The Old Credit Facility provided revolving credit commitments in the form of loans and/or letters of credit in an aggregate principal amount of $40 million. A significant portion of the debt was guaranteed by a Principal Stockholder. This facility was subsequently amended in November 1996, May 1997 and August 1997 to primarily change the available borrowings.

    On December 24, 1997, following the initial public offering of the Company's Class A Common Stock, the Old Credit Facility was substantially amended to comprise a new $35 million reducing revolving facility. Outstanding amounts under the Old Credit Facility as so amended bore interest at a rate based, at the option of the Company, on the participating bank's prime rate, plus 1.5% to 2.0% or the London Inter-Bank Borrowing Rate, plus 2.5% to 3.0%, except for guaranteed amounts which bear interest at 1% less. A Principal Stockholder of the Company had guaranteed $6 million of the outstanding amounts. As consideration for agreeing to the amendment of the Old Credit Agreement, the Company paid financing fees of $612,000. These fees were to be amortized over the period of the Credit Agreement. In addition, the Company agreed to pay a commitment fee quarterly equal to 0.5% per annum on the average unused available credit. Upon entering into the Old Credit Facility as so amended, the Company recorded a loss on extinguishment of the Old Credit Facility as in effect prior to such amendment which consisted of the existing unamortized deferred financing fees of $513,000. This expense is reported, net of its tax effect of $200,000, as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 1997.

    The interest rates for the guaranteed and non-guaranteed portions of the Old Credit Facility as of December 31, 1997 were 8.9% and 9.9%, respectively. Interest expense on the above facilities for the years ended December 31, 1996, 1997, and 1998 was $1,794,000, $3,547,000, and $576,000, respectively.

    The Old Credit Facility contained certain financial and operational covenants and other restrictions with which the Company had to comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company, and requirements to maintain certain financial ratios. The Company was also prohibited from making acquisitions without the prior consent of Chase. All of the Company's obligations under the Old Credit Facility were secured by a first priority security interest in all of the Company's tangible and intangible property and assets.

    In March 1998, the Company repaid all amounts outstanding under the Old Credit Facility (see Note 7).

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(10) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases studio and office space, transmitter tower sites and office equipment under operating leases. Future minimum rental commitments for the remainder of the operating leases are as follows:

1999............................................................  $1,110,000
2000............................................................  1,039,000
2001............................................................    980,000
2002............................................................    890,000
2002............................................................    771,000
Thereafter......................................................  1,792,000
                                                                  ---------
                                                                  $6,582,000
                                                                  ---------
                                                                  ---------

    Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $325,000, $383,000 and $651,000, respectively.

EMPLOYMENT CONTRACTS

    The Company has entered into various employment contracts with 19 individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are as follows:

1999............................................................  $2,332,000
2000............................................................  1,961,000
                                                                  ---------
                                                                  $4,293,000
                                                                  ---------
                                                                  ---------

CONTINGENT LIABILITIES

    The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or liquidity of the Company.

(11) SUPPLEMENTARY INFORMATION--STATEMENT OF CASH FLOWS

    The Company acquired vehicles during the years ended December 31, 1996, 1997, and 1998 through issuances of notes payable amounting to $51,000, $33,000 and $39,000, respectively.

    Barter transactions resulted in sales of $875,000, $850,000 and $1,560,000 and related expenses of $962,000, $797,000 and $1,514,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    Cash paid for interest during the years ended December 31, 1996, 1997 and 1998 amounted to $2,454,000, $4,395,000 and $931,000, respectively.

    During the years ended December 31, 1997 and 1998, the Principal Stockholders contributed notes payable of $13,345,000 and $0, respectively, to the Company's capital.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(12) INCOME TAXES

    The Company did not incur income taxes during the year ended December 31, 1996 and the period ended September 30, 1997 due to its election to be treated as an S Corporation. Income tax expense for the year ended December 31, 1997 and 1998 is comprised of the following:

                                                                       1997          1998
                                                                   -------------  -----------
Deferred tax expense resulting from conversion to
  C Corporation..................................................  $   3,350,000           --
Deferred tax benefit.............................................     (1,050,000)  (2,013,000)
Tax benefit resulting from extraordinary loss....................       (200,000)     (87,000)
Other............................................................             --       25,000
                                                                   -------------  -----------
                                                                   $   2,100,000   (2,075,000)
                                                                   -------------  -----------
                                                                   -------------  -----------

    The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate in 1997 and 1998 due to the following:

                                                                       1997          1998
                                                                   -------------  -----------
Federal income taxes at the statutory rate.......................  $  (4,864,000)  (6,833,000)
State income taxes net of any amount of Federal
  income tax benefit.............................................        (84,000)    (939,000)
Extraordinary loss...............................................       (200,000)     (87,000)
Losses during status as an S Corporation.........................      3,888,000           --
Conversion to C Corporation......................................      3,350,000           --
Valuation Allowance..............................................             --    5,571,000
Other............................................................         10,000      213,000
                                                                   -------------  -----------
                                                                   $   2,100,000   (2,075,000)
                                                                   -------------  -----------
                                                                   -------------  -----------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(12) INCOME TAXES (CONTINUED)
    The components of deferred taxes at December 31, 1997 and 1998 are as follows:

                                                                       1997           1998
                                                                   -------------  ------------
Deferred tax assets:
  Net operating loss.............................................  $   1,603,000     6,030,000
  Other..........................................................        287,000       222,000
  Book interest expense/Tax OID 11.25% Senior Notes..............             --     4,902,000
                                                                   -------------  ------------
                                                                       1,890,000    11,154,000
                                                                   -------------  ------------
Deferred tax liabilities:
  Deferred gain..................................................     (2,946,000)   (2,771,000)
  Book/Tax basis difference from WRNJ-FM stock purchase..........             --    (2,473,000)
  Depreciation and amortization..................................     (1,044,000)   (2,307,000)
  Other..........................................................             --      (505,000)
                                                                   -------------  ------------
                                                                      (3,990,000)   (8,056,000)
                                                                   -------------  ------------
Sub-Total before valuation allowance.............................     (2,100,000)    3,098,000
Valuation Allowance..............................................             --    (5,571,000)
                                                                   -------------  ------------
Net deferred tax asset (liability)...............................  $  (2,100,000)   (2,473,000)
                                                                   -------------  ------------
                                                                   -------------  ------------

    The Company has approximately $14,562,000 of net operating loss carryforwards for Federal income tax purposes. These NOLs begin to expire in 2017.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. At December 31, 1998, based on projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is unlikely that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance of $5,571,000 has been provided for the deferred tax assets for the year ended December 31, 1998.

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

    On December 24, 1997, the Company completed an initial public offering ("the Offering") of 4,600,000 shares of its Class A Common Stock, at an offering price of $7.00 per share. Simultaneously with the Offering, certain related transactions occurred.

    EQUITY CONTRIBUTION AND RECLASSIFICATION--Immediately prior to the consummation of the Offering, the Principal Stockholders contributed the entire amount of certain outstanding stockholders' loans in the amount of $13,345,000 made to the Company to the Company's capital (the "Equity Contribution"). Simultaneously with the Equity Contribution, each share of the Company's Common Stock, par value $.01 per share (the "Old Common Stock"), was reclassified into 7,610 shares of Class A Common Stock and the

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)
Principal Stockholders exchanged each share of Class A Common Stock held by them for one share of Class B Common Stock (the foregoing reclassification and exchange is hereinafter referred to as the "Reclassification"). In addition, the Company converted from an S Corporation to a C Corporation.

    DESCRIPTION OF CAPITAL STOCK--The authorized capital stock of the Company consists of 120,000,000 shares of capital stock, par value $.01 per share, of which 80,000,000 shares are designated as Class A Common Stock and 20,000,000 shares are designated as Class B Common Stock. At December 31, 1998 5,818,817 shares of Class A Common Stock were issued and outstanding and 8,250,458 shares of Class B Common Stock were issued and outstanding. In addition, 8,250,458 shares of Class A Common Stock are reserved for issuance upon conversion of the Class B Common Stock. Immediately prior to the consummation of the Offering, there was one holder of Class A Common Stock and two holders of Class B Common Stock.

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

    EMPLOYMENT INCENTIVE--On July 1, 1997, the Principal Stockholders transferred 68 shares of Old Common Stock to the Chief Executive Officer as an employment incentive. The consolidated statement of operations for the year ended December 31, 1997 reflects a charge of $3,713,000 relating to the award. The charge represents the fair market value of the stock transferred and it has been reflected as a capital contribution in the accompanying consolidated financial statements.

    On June 18, 1998, the Company issued 93,755 shares of Class A Common Stock to the Chief Executive Officer an as employment incentive, as required by an agreement executed prior to the Offering. The consolidated statement of operations for the year ended December 31, 1998 reflect a charge of $808,000 relating to the award. The charge represents the fair market value of the stock and it has been reflected as a capital contribution in the accompanying consolidated financial statements.

    STOCK OPTION PLAN--On December 1, 1997, the Company adopted the Big City Radio, Inc. 1997 Incentive Stock Plan (the "1997 Incentive Stock Plan"). The following is a summary of the material features of the 1997 Incentive Stock Plan.

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

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)
    Subject to certain exceptions set forth in the 1997 Incentive Stock Plan, up to 700,000 shares of the Class A Common Stock may be the subject of Awards under the 1997 Incentive Stock Plan. Up to 100,000 shares of Class A Common Stock are available with respect to Awards granted to any one grantee. Shares of Class A Common Stock granted under the 1997 Incentive Stock Plan may either be authorized but unissued shares of Class A Common Stock not reserved for any other purpose or shares of Class A Common Stock held in or acquired for the treasury of the Company.

    On December 1, 1997, options to purchase an aggregate of 150,000 shares of Class A Common Stock were granted to certain officers of the Company, at an exercise price of $6.00 per share. These options vested immediately, resulting in a charge of $150,000. On the date of the Offering, the Company granted options to purchase an aggregate of 422,500 shares of Class A Common Stock to certain officers, directors and advisors of the Company, at an exercise price per share equal to the initial public offering price per share in the Offering. On January 16, 1998, the Company granted options to purchase an aggregate of 2,500 shares of Class A Common Stock to a certain director of the Company, at an exercise price of $7.125 per share.

    On April 8, 1998, the Board of Directors approved the Big City Radio, Inc. 1998 Incentive Stock Plan (the "1998 Incentive Stock Plan"). Subject to certain adjustments set forth in the 1998 Incentive Stock Plan, up to 300,000 shares of the Class A Common Stock may be the subject of Awards under the 1998 Incentive Stock Plan. Up to 100,000 shares of Class A Common Stock are available with respect to Awards granted to any one grantee. Shares of Class A Common Stock subject to Awards granted under the 1998 Incentive Stock Plan may either be authorized but unissued shares of Class A Common Stock not reserved for any other purpose or shares of Class A Common Stock held in or acquired for the treasury of the Company.

    Shares of Class A Common Stock subject to an Award which terminates unexercised may again be subject to an Award under the 1998 Incentive Stock Plan. In addition, shares of Class A Common Stock surrendered to the Company in payment of the exercise price of applicable taxes upon exercise of an Award may also be used thereafter for additional Awards.

    On July 6, 1998, the Board of Directors granted stock options to purchase an aggregate of 311,500 shares of Class A Common Stock under the 1998 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price of the then market value of $7.8125 per share. On July 22, 1998, the Company granted stock options to purchase an aggregate of 30,000 shares of Class A Common Stock to certain employees of the Company at an exercise price of $7.8125 per share. On November 30, 1998, the Board of Directors granted stock options to purchase an aggregate of 47,500 shares of Class A Common Stock under the 1998 Incentive Stock Plan to certain employees of the Company, at an exercise price of the then market value of $4.375 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)
    Summary information pertaining to the plan for the year ended December 31, 1998 is as follows:

                                                                                    WEIGHTED
                                                      NUMBER    EXERCISE PRICE       AVERAGE
                                                     OF SHARES     PER SHARE     EXERCISE PRICE
                                                     ---------  ---------------  ---------------
Outstanding at beginning of year...................    572,500  $     6.00-7.00     $    6.74
Granted............................................    391,500     4.375-7.8125          7.39
Exercised..........................................         --               --            --
Cancelled..........................................     39,200      7.00-7.8125          7.19
Outstanding at end of year.........................    924,800     4.375-7.8125          7.00
Exercisable at end of year.........................    322,300     4.375-7.8125          6.62
Available for grant at end of year.................     75,200                             --

    At December 31, 1998, the weighted average remaining contractual life of all outstanding options was 9.21 years.

    Summary information pertaining to the plan for the year ended December 31, 1997 is as follows:

                                                                    EXERCISE        WEIGHTED
                                                        NUMBER        PRICE          AVERAGE
                                                       OF SHARES    PER SHARE    EXERCISE PRICE
                                                       ---------  -------------  ---------------
Outstanding at beginning of year.....................         --            --             --
Granted..............................................    572,500     6.00-7.00           6.74
Exercised............................................         --            --             --
Outstanding at end of year...........................    572,500     6.00-7.00           6.74
Exercisable at end of year...........................    150,000          6.00           6.00
Available for grant at end of year...................    127,500                           --

    At December 31, 1997, the weighted average remaining contractual life of all outstanding option was 10 years.

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

    In 1996, the Company did not grant any stock options nor did it have any previously granted options outstanding. Accordingly, for 1996, there would have been no pro forma impact on earnings had SFAS

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1997 AND 1998

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)
No. 123 fair value methods been used. In 1997 and 1998, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                     1997            1998
                                                                --------------  --------------
Net income (loss):
As reported...................................................  $  (16,918,000) $  (17,449,000)
Pro forma.....................................................     (17,515,000)    (18,844,000)
Earnings (loss) per share:
As reported...................................................           (1.77)          (1.24)
Pro forma.....................................................           (1.84)          (1.34)

    At December 31, 1997 and 1998, the per share weighted average fair value of stock options granted was $4.83 on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 5.57%, expected volatility of 50% and an expected life of 10 years.

(14) SUBSEQUENT EVENTS

    On February 25, 1999, the Company completed the acquisition of WDEK-FM and WLBK-AM DeKalb, Illinois, for a purchase price of $4,500,000. The Company added WDEK-FM, which broadcasts on the 92.5 FM frequency, to the 92 KISS FM Chicago stations. The Company began its trimulcast of this station immediately upon completion of the acquisition. It is the Company's intention to sell the operating assets of WLBK-AM DeKalb, Illinois.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 20, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 20, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 20, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 20, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statement, Financial Statement Schedules and Exhibits

1. FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of KPMG LLP, Independent Auditors...................................................................          27
Consolidated Balance Sheets as of December 31, 1997 and 1998...............................................          28
Consolidated Statements of Operations for the years ended December 31, 1996,
  1997 and 1998............................................................................................          29
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
  1997 and 1998............................................................................................          30
Consolidated Statement of Stockholders' Equity (Deficit)...................................................          31
Notes to Consolidated Financial Statements.................................................................          32

2. FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts

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

       10.2    Big City Radio, Inc. 1998 Incentive Stock Plan (incorporated by reference to Appendix A to the
               Company's Proxy Statement for the May 12, 1998 Annual Meeting (File No. 001-13715)).

       10.3    Employment Agreement, between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

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

       10.6    Form of Employment Agreement, between Big City Radio, Inc. and Alan D. Kirschner (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

       10.7    Agreement and Plan of Merger, dated May 20, 1996, between Q Broadcasting, Inc. and Odyssey
               Communications, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration
               Statement on Form S-1 (File No. 333-36449)).

       10.8    Amended and Restated Credit Agreement between Big City Radio, Inc. and The Chase Manhattan Bank
               (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File
               No. 333-36449)).

       10.9    Form of Registration Rights Agreement between Big City Radio, Inc. and Michael Kakoyiannis
               (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File
               No. 333-36449)).

      10.10    Form of Registration Rights Agreement between Big City Radio, Inc., Stuart Subotnick and Anita
               Subotnick (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form
               S-1 (File No. 333-36449)).

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
      10.11    Second Amended and Restated Credit Agreement, dated as of March 17, 1998, among the Company, the
               Subsidiary Guarantors named therein, the lenders named therein and The Chase Manhattan Bank
               (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1997).

      10.12    Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and Chase Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown
               Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1997).

      10.13    Exchange and Registration Rights Agreement, dated as of March 17, 1998, among the Company, the
               Subsidiary Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin & Jenrette
               Securities Corporation, BT Alex Brown Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1997).

      10.14    Asset Purchase Agreement, dated April 20, 1998, between the Company and Darrel peters Productions,
               Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on
               October 14, 1998).

      10.15    Trade Agreement, dated April 20, 1998, between the Company and Darrel Peters Productions, Inc.
               (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on
               October 14, 1998).

       11.1    Statement re computation of per share earnings.

       21.1    List of Subsidiaries of Big City Radio, Inc.

       27.1    Financial Data Schedule.

    (b) Reports on Form 8-K:

    The registrant filed a Current Report on Form 8-K on October 14, 1998, reporting the acquisition of substantially all of the assets of WCBR-FM, Arlington Heights, Illinois, a Chicago area radio station. The Report included the pro forma financial information of the business acquired.

    As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in East Rutherford, New Jersey, on this 12th day of March, 1999.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
     /s/ STUART SUBOTNICK
------------------------------  Chairman of the Board of      March 12, 1999
       Stuart Subotnick           Directors

   /s/ MICHAEL KAKOYIANNIS
------------------------------  President, Chief Executive    March 12, 1999
     Michael Kakoyiannis          Officer and Director

                                Vice President, Chief
     /s/ PAUL R. THOMSON          Financial Officer and
------------------------------    Treasurer                   March 12, 1999
       Paul R. Thomson            (Principal Financial and
                                  Accounting Officer)

     /s/ ANITA SUBOTNICK
------------------------------  Director                      March 12, 1999
       Anita Subotnick

      /s/ SILVIA KESSEL
------------------------------  Executive Vice President      March 12, 1999
        Silvia Kessel             and Director

     /s/ ARNOLD L. WADLER       Executive Vice President,
------------------------------    General Counsel,            March 12, 1999
       Arnold L. Wadler           Secretary and Director

     /s/ LEONARD L. WHITE
------------------------------  Director                      March 12, 1999
       Leonard L. White

     /s/ MICHAEL H. BOYER
------------------------------  Director                      March 12, 1999
       Michael H. Boyer

                                                                     SCHEDULE II

                              BIG CITY RADIO, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT    CHARGED                              BALANCE AT
                                                    BEGINNING   TO COSTS AND    OTHER     DEDUCTIONS/     END
                                                    OF PERIOD    PURCHASES     CHARGES    WRITE-OFFS   OF PERIOD
                                                    ----------  ------------  ----------  -----------  ----------
Allowances for doubtful accounts, etc. (deducted
  from current receivables):

Year ended December 31, 1996......................  $   58,000   $  190,000   $           $   (36,000) $  212,000

Year ended December 31, 1997......................  $  212,000   $  304,000   $           $  (303,000) $  213,000

Year ended December 31, 1998......................  $  213,000   $  138,000   $           $  (232,000) $  119,000

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBITS
-----------  ---------------------------------------------------------------------------------------------------------
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

      10.2   Big City Radio, Inc. 1998 Incentive Stock Plan (incorporated by reference to Appendix A to the Company's
             Proxy Statement for the May 12, 1998 Annual Meeting (File No. 001-13715)).

      10.3   Employment Agreement, between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

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

      10.6   Form of Employment Agreement, between Big City Radio, Inc. and Alan D. Kirschner (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

      10.7   Agreement and Plan of Merger, dated May 20, 1996, between Q Broadcasting, Inc. and Odyssey
             Communications, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement
             on Form S-1 (File No. 333-36449)).

      10.8   Amended and Restated Credit Agreement between Big City Radio, Inc. and The Chase Manhattan Bank
             (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No.
             333-36449)).

      10.9   Form of Registration Rights Agreement between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

      10.10  Form of Registration Rights Agreement between Big City Radio, Inc., Stuart Subotnick and Anita Subotnick
             (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No.
             333-36449)).

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBITS
-----------  ---------------------------------------------------------------------------------------------------------
      10.11  Second Amended and Restated Credit Agreement, dated as of March 17, 1998, among the Company, the
             Subsidiary Guarantors named therein, the lenders named therein and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1997).

      10.12  Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and
             Chase Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown Incorporated
             and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

      10.13  Exchange and Registration Rights Agreement, dated as of March 17, 1998, among the Company, the Subsidiary
             Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation,
             BT Alex Brown Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.12 to the Company's annual Report on Form 10-K for the fiscal year ended December
             31, 1997).

      10.14  Asset Purchase Agreement, dated April 20, 1998, between the Company and Darrel peters Productions, Inc.
             (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October
             14, 1998).

      10.15  Trade Agreement, dated April 20, 1998, between the Company and Darrel Peters Productions, Inc.
             (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October
             14, 1998).

      11.1   Statement re computation of per share earnings.

      21.1   List of Subsidiaries of Big City Radio, Inc.

      27.1   Financial Data Schedule.