Form 10-Q
period 1999-06-30
BIG CITY RADIO INC
filed 1999-08-09
CIK 1046284

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

                       FOR THE PERIOD ENDED JUNE 30, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A Common Stock and Class B Common Stock outstanding as of July 28, 1999 was 5,818,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

                         PART I--FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                            ---------

Item 1. Financial Statements

       Consolidated Balance Sheets........................................................................          2

       Consolidated Statements of Operations..............................................................          3

       Consolidated Statements of Cash Flows..............................................................          4

       Consolidated Statement of Stockholders' Equity.....................................................          5

       Notes to Consolidated Financial Statements.........................................................        6-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............      10-16

                                             PART II--OTHER INFORMATION

Item 1. Legal Proceedings.................................................................................         17

Item 2. Changes in Securities and Use of Proceeds.........................................................         17

Item 3. Defaults Upon Senior Securities...................................................................         17

Item 4. Submission of Matters to a Vote of Security Holders...............................................         17

Item 5. Other Information.................................................................................         17

Item 6. Exhibits and Reports on Form 8-K..................................................................         17

Signatures................................................................................................         18

PART 1--FINANCIAL INFORMATION

ITEM. 1 FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1999            1998
                                                                                   --------------  --------------
                                                                                    (UNAUDITED)      (AUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents......................................................  $    6,627,000  $    5,285,000
  Cash held in escrow............................................................       1,775,000         450,000
  Cash held in investment, restricted............................................       2,469,000       3,350,000
  Marketable securities..........................................................      37,040,000      48,416,000
  Accounts receivable, net of allowance of $214,000 and $119,000 in 1999 and
    1998, respectively...........................................................       3,403,000       3,362,000
  Interest receivable............................................................         828,000       1,574,000
  Prepaid expenses and other current assets......................................       1,382,000         603,000
                                                                                   --------------  --------------
    Total current assets.........................................................      53,524,000      63,040,000

Property and equipment, net......................................................       5,628,000       4,512,000
Intangibles, net.................................................................      82,746,000      80,309,000
Deferred financing fees..........................................................       3,726,000       4,052,000
Other assets.....................................................................         860,000         169,000
                                                                                   --------------  --------------
    Total assets.................................................................  $  146,484,000  $  152,082,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................  $      683,000  $      518,000
  Accrued expenses...............................................................       1,153,000       1,186,000
  Promissory notes...............................................................       1,175,000       1,175,000
  Other current liabilities......................................................         107,000         112,000
                                                                                   --------------  --------------
    Total current liabilities....................................................       3,118,000       2,991,000
                                                                                   --------------  --------------

Senior discount notes............................................................     144,407,000     136,776,000
Other long term liabilities......................................................         525,000         570,000
Promissory notes.................................................................         294,000         881,000
Deferred income tax liabilities..................................................       2,473,000       2,473,000
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized 20,000,000 shares; zero shares
    issued and outstanding.......................................................              --              --
  Common stock, Class A, $.01 par value. Authorized 80,000,000 shares; issued and
    outstanding 5,818,817 shares.................................................          58,000          58,000
  Common stock, Class B, $.01 par value. Authorized 20,000,000 shares; issued and
    outstanding 8,250,458 shares.................................................          83,000          83,000
  Additional paid-in capital.....................................................      27,862,000      27,831,000
  Accumulated deficit............................................................     (32,336,000)    (19,581,000)
                                                                                   --------------  --------------
  Net stockholders' (deficit) equity.............................................      (4,333,000)      8,391,000
                                                                                   --------------  --------------
    Total liabilities and stockholders' equity...................................  $  146,484,000  $  152,082,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED,
                                                                JUNE 30,                      JUNE 30,
                                                      ----------------------------  -----------------------------
                                                          1999           1998            1999           1998
                                                      -------------  -------------  --------------  -------------
Gross revenues......................................  $   4,667,000  $   3,942,000  $    8,421,000  $   6,600,000
  Less: commissions and fees........................        575,000        433,000         968,000        692,000
                                                      -------------  -------------  --------------  -------------
    Net revenues....................................      4,092,000      3,509,000       7,453,000      5,908,000

Operating expenses:
  Station operating expenses, excluding depreciation
    and amortization................................      5,355,000      4,788,000      10,607,000      8,290,000
  Corporate, general and administrative expenses....        805,000        610,000       1,638,000      1,180,000
  Employment stock incentives.......................             --        808,000              --        808,000
  Depreciation and amortization.....................        866,000        622,000       1,701,000      1,198,000
                                                      -------------  -------------  --------------  -------------
    Total operating expenses........................      7,026,000      6,828,000      13,946,000     11,476,000
                                                      -------------  -------------  --------------  -------------
      Operating loss................................     (2,934,000)    (3,319,000)     (6,493,000)    (5,568,000)

Other income (expenses):
  Gain on sale of station...........................             --             --         663,000             --
  Interest income...................................        624,000      1,074,000       1,396,000      1,240,000
  Interest expense..................................     (4,122,000)    (3,719,000)     (8,042,000)    (4,880,000)
  Other, net........................................       (108,000)      (106,000)       (279,000)      (143,000)
                                                      -------------  -------------  --------------  -------------
    Total other income (expenses)...................     (3,606,000)    (2,751,000)     (6,262,000)    (3,783,000)

Loss before income taxes and extraordinary loss.....     (6,540,000)    (6,070,000)    (12,755,000)    (9,351,000)
Income tax benefit, net.............................             --        611,000              --      1,101,000
                                                      -------------  -------------  --------------  -------------
Loss before extraordinary loss......................     (6,540,000)    (5,459,000)    (12,755,000)    (8,250,000)
Extraordinary loss on extinguishment of debt, net of
  income taxes......................................             --             --              --        495,000
                                                      -------------  -------------  --------------  -------------
  Net Loss..........................................  $  (6,540,000) $  (5,459,000) $  (12,755,000) $  (8,745,000)
                                                      -------------  -------------  --------------  -------------
                                                      -------------  -------------  --------------  -------------
Basic and diluted loss per share:
Loss before extraordinary item......................  $       (0.46) $       (0.39) $        (0.91) $       (0.59)
Extraordinary item..................................             --             --              --          (0.04)
                                                      -------------  -------------  --------------  -------------
  Net loss..........................................  $       (0.46) $       (0.39) $        (0.91) $       (0.63)
                                                      -------------  -------------  --------------  -------------
                                                      -------------  -------------  --------------  -------------
Weighted average shares outstanding.................     14,069,275     13,988,913      14,069,275     13,982,253
                                                      -------------  -------------  --------------  -------------
                                                      -------------  -------------  --------------  -------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                         1999            1998
                                                                                    --------------  --------------
Cash flows from operating activities:
  Net loss........................................................................  $  (12,755,000) $   (8,745,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................................       1,701,000       1,198,000
    Non cash interest.............................................................       7,988,000       4,277,000
    Deferred income taxes.........................................................              --      (1,213,000)
    Gain on sale of station.......................................................        (663,000)             --
    Employment stock incentives...................................................              --         808,000
    Extraordinary loss on extinguishment of debt..................................              --         582,000
    Change in operating assets and liabilities
      (Increase) decrease in assets:
        Accounts receivable.......................................................         (41,000)       (310,000)
        Interest receivable.......................................................         746,000        (861,000)
        Prepaid expenses and other current assets.................................        (529,000)       (237,000)
        Other assets..............................................................        (691,000)       (227,000)
      Increase (decrease) in liabilities:
        Accounts payable..........................................................         165,000        (548,000)
        Accrued expenses..........................................................         (33,000)        552,000
        Other liabilities.........................................................         (50,000)       (221,000)
                                                                                    --------------  --------------
          Net cash used in operating activities...................................      (4,162,000)     (4,945,000)
                                                                                    --------------  --------------
Cash flows from investing activities:
  Purchase of property and equipment..............................................      (1,540,000)       (865,000)
  Purchase of marketable securities...............................................     (34,508,000)    (97,599,000)
  Sales of marketable securities..................................................      45,884,000      15,718,000
  Cash paid and advanced for assets of radio stations acquired....................      (5,821,000)     (2,000,000)
  Cash held in restricted investment..............................................         881,000              --
  Cash received for radio station sold............................................       1,195,000              --
                                                                                    --------------  --------------
        Net cash provided by (used in) investing activities.......................       6,091,000     (84,746,000)
                                                                                    --------------  --------------
Cash flows from financing activities:
  Proceeds from offering of senior discount notes net of discount and fees of
    $4,568,000....................................................................              --     120,808,000
  Drawdown on credit facility.....................................................              --       2,500,000
  Repayment of promissory notes...................................................        (587,000)             --
  Repayment of existing credit facility...........................................              --     (32,600,000)
                                                                                    --------------  --------------
        Net cash provided by (used in) financing activities.......................        (587,000)     90,708,000
                                                                                    --------------  --------------
          Change in cash and cash equivalents.....................................       1,342,000       1,017,000
Cash and cash equivalents at beginning of period..................................       5,285,000          80,000
                                                                                    --------------  --------------
Cash and cash equivalents at end of period........................................  $    6,627,000  $    1,097,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               COMMON STOCK         ADDITIONAL
                                         ------------------------     PAID-IN      ACCUMULATED
                                            SHARES       AMOUNT       CAPITAL        DEFICIT          TOTAL
                                         ------------  ----------  -------------  --------------  --------------
Balance at December 31, 1998
  (Audited)............................    14,069,275  $  141,000  $  27,831,000  $  (19,581,000) $    8,391,000
Capital contribution related to
  employment incentive.................            --          --         31,000              --          31,000
Net loss...............................            --          --             --     (12,755,000)    (12,755,000)
                                         ------------  ----------  -------------  --------------  --------------
Balance at June 30, 1999 (Unaudited)...    14,069,275  $  141,000  $  27,862,000  $  (32,336,000) $   (4,333,000)
                                         ------------  ----------  -------------  --------------  --------------
                                         ------------  ----------  -------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

    The Company owns and operates radio stations in the four of the largest radio markets in the United States. The Company's recently-acquired radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for the three and six-month periods ended June 30, 1999 and 1998, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of Common Stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. Stock options issued under the Company's 1997 and 1998 Incentive Stock Plans amounting to 1,022,500 and 575,000 at June 30, 1999 and 1998, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

3. SENIOR DISCOUNT NOTES

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its credit agreement dated as of May 30, 1996 with the Chase Manhattan Bank (as amended, the "Old Credit Facility"). The Company has used for past acquisitions and has committed for future acquisitions of radio station properties approximately $66.4 million and intends to use the remaining proceeds of the Notes Offering for general

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SENIOR DISCOUNT NOTES (CONTINUED)
corporate and working capital purposes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

    SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the Notes (the "Indenture"), the direct subsidiaries of Big City Radio, Inc.--consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., and Big City Radio-CHI, L.L.C., (collectively, the "Subsidiary Guarantors")-- have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

    All of the Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station Subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies formed at the request of the lenders under the Credit Facility for the sole purpose of holding the Company's Federal Communications Commission ("FCC") radio licenses. The operating agreements for the Station Subsidiaries limit the activities of these companies to owning the FCC radio licenses. Odyssey Traveling Billboards, Inc. owns and operates certain vehicles used to advertise for the Company's radio stations. Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey Travelling Billboards, Inc. is similarly a special purpose corporation with no income and only expenses.

    The covenants in the Notes, the Indenture and the Revolving Credit Facility do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 on an as if pooling basis given the common control relationship of the Company and the Subsidiary Guarantors.

                                                                                 JUNE 30, 1999  DECEMBER 31, 1998
                                                                                 -------------  -----------------
Current assets.................................................................             --               --
Noncurrent assets..............................................................  $  82,744,000    $  80,295,000
Current liabilities............................................................             --               --
Noncurrent liabilities.........................................................             --               --

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SENIOR DISCOUNT NOTES (CONTINUED)

                                                               THREE MONTHS ENDED,         SIX MONTHS ENDED,
                                                                     JUNE 30,                   JUNE 30,
                                                             ------------------------  --------------------------
                                                                1999         1998          1999          1998
                                                             -----------  -----------  -------------  -----------
Net sales..................................................           --           --             --           --
Costs and expenses.........................................           --           --             --           --
Depreciation and amortization..............................  $   556,000  $   360,000  $   1,099,000  $   720,000
Net loss...................................................  $  (556,000) $  (360,000) $  (1,099,000) $  (720,000)

    The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

4. RECENT DEVELOPMENTS

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

                                                                        WDEK-FM      WLBK-AM
                                                                       ----------  -----------
Building.............................................................  $       --   $ 150,000
Fixed assets.........................................................     165,000     141,000
FCC broadcast license................................................   3,735,000     309,000

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

5. SUBSEQUENT EVENTS

    The Company has made commitments to acquire four FM radio stations in the Phoenix market. On March 18, 1999, the Company deposited $1,500,000 into an escrow account with its commitments to acquire two of these stations. Subsequent to March 31, 1999, the Company deposited an additional $690,000 into escrow and good faith deposit accounts in connection with these commitments. The purchase price of these four separate acquisitions will total $37.0 million. With these acquisitions, the Company will form two separate radio station groups in Phoenix.

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. SUBSEQUENT EVENTS (CONTINUED)
    On July 30, 1999 the Company completed the acquisition of two of the four Phoenix stations, KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe Arizona. The total purchase price of these properties was $22.0 million and was paid in cash. It is the Company's intention to exchange the operating assets of KDDJ-FM, plus an additional cash amount for the FCC license and operating assets of one of the other Phoenix area stations referred to above.

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

GENERAL

    The Company owns and operates radio stations in the four of the largest radio markets in the United States. The Company's recently-acquired radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

    In the Los Angeles area, the Company owns and operates three FM radio stations, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Southern California's Modern Rock Y-107". These stations were acquired in 1996.

    In the New York area, the Company owns and operates four FM radio stations, WYNY-FM, WWXY-FM, WWZY-FM, and WWYY-FM, all programmed as "New Country Y-107". New Country Y-107 began broadcasting on December 4, 1996. WWXY-FM and WWZY-FM were operated under Local Marketing Agreements ("LMAs") throughout the periods from December 1996 to April 1, 1997 and June 5, 1997, their effective acquisition dates, respectively, and WWYY-FM was operated under LMA throughout the period from April 27, 1998 to August 13, 1998, its effective acquisition date. WYNY-FM was acquired on January 1, 1995.

    In the Chicago area, the Company owns six radio stations, WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "FM 103.1 Chicago Heart and Soul" and WKIE-FM, WKIF-FM, and WDEK-FM, trimulcasting as 92 KISS FM, and WLBK-AM. The FM
103.1 stations were acquired on August 8, 1997. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to the previous owner under a LMA agreement until the Company commenced operation of "FM 103.1 Chicago Heart and Soul" in early February 1998. WKIE-FM and WKIF-FM were acquired on August 4 and 7, 1998, respectively. These stations commenced operations as 92 KISS FM, a contemporary hit radio format in November 1998. On February 25, 1999 the Company acquired WDEK-FM and WLBK-AM. The Company added WDEK-FM to WKIE-FM and WKIF-FM to complete the 92 KISS FM trimulcast. It is the Company's intention to sell the operating assets of WLBK-AM.

    In the Phoenix area, the Company owns two radio stations, KEDJ-FM on 106.3 FM and KDDJ-FM on 100.3 FM, simulcasting the modern rock format known as "The Edge" with the Howard Stern morning show. These stations were acquired on July 30, 1999. (See Note 5, "Subsequent Events".)

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

    NET REVENUES for the three months ended June 30, 1999 were $4,092,000 as compared with $3,509,000 for the three months ended June 30, 1998, an increase of $583,000 or 16.6%. This increase was due primarily to increases in the net revenues of Y-107 NY, FM 103.1 Chicago and the commencement of operations of 92 KISS FM in November 1998. These increases in revenues were partially offset by the absence of net revenues for WRKL-AM for the three months ended June 30, 1999 when compared with net revenues of $464,000 during the same period in 1998. The existing radio stations' net revenue growth as compared to the corresponding period in the prior year was $638,000 or 21.0%.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended June 30, 1999 were $5,355,000 as compared with $4,788,000 for the three months ended June 30, 1998, an increase of $567,000 or 11.8%. This increase was due principally to the start-up operations of 92 KISS FM in November 1998 and the increased station operating expenses of 103.1 Chicago Heart and Soul throughout the three months ended June 30, 1999, offset by a decrease in station operating expenses at WRKL-AM of $487,000 for the corresponding three month period in 1998 due to its sale in March 1999.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 1999 were $805,000 as compared with $610,000 for the three months ended June 30, 1998, an increase of $195,000, or 32.0%. This increase was due primarily to increased printing costs, franchise taxes, legal and professional fees and administrative expenses to support the growth of the Company.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended June 30, 1999 were $866,000 as compared with $622,000 for the three months ended June 30, 1998, an increase of $244,000, or 39.2%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the New York and Chicago stations which were acquired in August 1998 and February 1999.

    INTEREST EXPENSE for the three months ended June 30, 1999 was $4,122,000 as compared with $3,719,000 for the three months ended June 30, 1998, an increase of $403,000, or 10.8%. In the three months ended June 30, 1999 and 1998, the average outstanding total debt for the Company was $144,626,000 and $128,261,000, respectively. The average rate of interest on the outstanding debt was 11.39% and 11.25%, respectively. Interest income for the three months ended June 30, 1999 was $624,000 as compared with $1,074,000 for the three months ended June 30, 1998. This decrease was a result of a lower average balance of investments in marketable securities.

    NET LOSSES for the three months ended June 30, 1999 were $6,540,000 as compared with $5,459,000 for the three months ended June 30,1998. The increase in the net loss of $1,081,000 was primarily attributable to higher station operating expenses, depreciation and amortization expenses, corporate, general and administrative expenses, net interest expense and no income tax benefit, offset by increased net revenues in the quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

    NET REVENUES for the six months ended June 30, 1999 were $7,453,000 as compared with $5,908,000 for the six months ended June 30, 1998, an increase of $1,545,000 or 26.2%. This increase was due primarily to increases in the net revenues of Y-107 NY and the Chicago Stations. These increases in revenues were partially offset by the decrease in net revenues of $698,000 for WRKL-AM for the six months ended, June 30, 1999 when compared with the same period in 1998.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the six months ended June 30, 1999 were $10,607,000 as compared to $8,290,000 for the six months ended June 30, 1998, an increase of $2,317,000 or 27.9%. This increase was due principally to the start-up operations of 92 KISS FM in November 1998. Furthermore, increases in station operating expenses at Y-107 NY and 103.1 Chicago Heart and Soul were partially offset by a reduction in the station operating expense of WRKL in the six months ended June 30, 1999 when compared with the six months ended June 30, 1998.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 1999 were $1,638,000 as compared to $1,180,000 for the six months ended June 30, 1998, an increase of $458,000 or 38.8%. This increase was due primarily to franchise taxes of $109,000, legal and professional fees of $215,000 and administrative expenses of $135,000 to support the growth of the Company.

    DEPRECIATION AND AMORTIZATION EXPENSES for the six months ended June 30, 1999 were $1,701,000 as compared to $1,198,000 for the six months ended June 30, 1998, an increase of $503,000 or 42.0%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the New York and Chicago stations which were acquired in August 1998 and February 1999.

    INTEREST EXPENSE for the six months ended June 30, 1999 were $8,042,000 as compared with $4,880,000 for the six months ended June 30, 1998, an increase of $3,162,000 or 64.8%. This increase reflects additional interest throughout the six month period ended June 30, 1999 resulting from the issuance of Senior Discount Notes on March 17, 1998. In the six months ended June 30, 1999 and 1998, the average outstanding total debt for the Company was $142,774,000 and $87,463,000, respectively. The average rate of interest on the outstanding debt was 11.25% and 11.0% respectively. Interest income for the six months ended June 30, 1999 was $1,396,000 as compared with $1,240,000 for the six months ended June 30, 1998.

    NET LOSSES for the six months ended June 30, 1999 were $12,755,000 as compared with $8,745,000 for the six months ended June 30, 1998. The increase in the net loss of $4,010,000 was primarily attributable to higher; (a) station operating expenses, (b) depreciation and amortization expenses, (c) corporate, general and administrative expenses, and (d) net interest expense as well as no income tax benefit, and an extraordinary loss on the extinguishment of debt, net of income taxes, of $495,000. These increases were offset by (a) a gain on sale of a station of $663,000 and (b) increased net revenues, for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of Y-107 LA, Y-107 NY, FM 103.1 Chicago, and 92 KISS FM Chicago, and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because its broadcast properties are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in major markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), borrowings under the Old Credit Facility and the issuance of the Notes. The Company has entered into various employment contracts with twenty-two individuals comprised mainly of officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,473,000 in 1999, $2,554,000 in 2000, $239,000 in 2001 and
$33,000 in 2002.

    The Company has never paid cash or stock dividends on shares of common stock. Furthermore, it intends to retain any future earnings for use in its business and does not anticipate paying dividends on shares of its Common Stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the six months ended June 30, 1999 and 1998, the Company used cash in its operations. In the six months ended June 30, 1999, the deficit was predominantly due to the start-up operating losses of 92 KISS FM and FM 103.1 in Chicago. In the six months ended June 30, 1998 this negative cash flow was predominantly due to the funding of the start-up operations of Y-107 New York and FM 103.1 Chicago.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $1,540,000 and $865,000 for the six months ended June 30, 1999 and 1998, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, and computer support equipment.

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

    The Company completed the Notes offering of $174.0 million aggregate principal amount of Notes on March 17, 1998, generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company has used for past acquisitions and has committed for future acquisitions of radio station properties approximately $66.4 million and intends to use the remaining proceeds for general, corporate and working capital purposes.

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

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's restricted subsidiaries, as defined in the Indenture governing the Notes; as of August 6, 1999, all of the Company's subsidiaries were restricted subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its restricted subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, distributions from restricted subsidiaries, sales of capital stock of restricted subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. The Company is currently in compliance with all covenants and other restrictions under the Notes and anticipates that it will continue to meet the requirements of the Notes.

    The Notes contain customary events of default including payment defaults and default in the performance of other covenants, certain bankruptcy defaults, judgment and cross defaults, and failure of a subsidiary guarantee to be in full force and effect.

    On July 6, 1998, the Company completed an exchange offer for the Notes, in which the holders of substantially all outstanding Notes exchanged their Notes for newly-issued Notes registered under the Securities Act of 1933. The new Notes have the same terms as the exchanged Notes, except that the new Notes are so registered. The amount exchanged was $172,500,000 aggregate principal amount at maturity of Notes.

    In connection with the consummation of the Notes Offering, the Company entered into a revolving credit facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's Los Angeles Stations' cash flow (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on the fifth anniversary of March 17, 1998 and amounts outstanding under the Revolving Credit Facility will bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin will initially be 2.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin will initially be 3.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company's and its restricted subsidiaries' assets. The Company will pay fees of
0.5 percent per annum, on the aggregate unused portion of the facility.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on sales of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain financial ratios, maximum total leverage, minimum interest coverage, and minimum fixed charge coverage. The Company is currently in compliance with all covenants and other restrictions under the Revolving Credit Facility and anticipates that it will continue to meet the requirements of the Revolving Credit Facility. As of June 30, 1999 no amounts were drawn down on the Revolving Credit Facility. However, a $509,000 letter of credit related to the Century City office lease was issued under the Revolving Credit Facility.

    The Revolving Credit Facility contains customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults, and defaults upon the revocation of any of the Company's broadcast licenses and change in control. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control" as defined in the Revolving Credit Facility. For purposes of the Revolving Credit Facility, a change of control will occur when
(i) any person or group other than the Principal Stockholders and their affiliates obtains the power to elect a majority of the Board of Directors, (ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses, or when (iii) the Board of Directors does not consist of a majority of continuing directors, as defined.

    As of the date of this report, the Company has no binding commitments for any such acquisitions, except for those detailed in footnote 5, "Subsequent Events," in the Notes to Consolidated Financial Statements. After giving effect to the Notes Offering and application of net proceeds therefrom, the Company had available approximately $43.7 million of cash and cash equivalents on hand and marketable securities at June 30, 1999 and has unused borrowing capacity of $3.2 million under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. Cash and cash equivalents on hand, marketable securities, and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that the net proceeds of the Notes Offering, its available borrowing capacity and its broadcast cash flow from operations will be sufficient to finance its capital expenditure programs, as well as existing operational and debt service requirements, through June 30, 2000. Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to acquire and build a major market broadcast group; and (ii) the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable to successfully implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

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

    The Company has written and distributed a questionnaire and project plan to the Company's systems and operating personnel to identify all business and computer applications, so the Company can identify potential compliance problems. The Company has initiated communications with all of its significant suppliers and contractors to determine their plans for remediating any Year 2000 issues that arise in the interface with the Company. The Company is currently compiling a database of information based upon these responses, which is expected to be completed by September 30, 1999. To the extent problems are identified, the Company will implement corrective procedures where necessary, then test the applications for Year 2000 compliance. The Company expects to complete this project prior to January 1, 2000. The

Company is, in addition, developing a contingency plan should the planned Year 2000 remedial measures prove to be less than comprehensive.

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

    As of June 30, 1999, the Company had incurred minimal expenses in respect of its Year 2000 conversion effort. No other information system projects of the Company have been deferred due to the Year 2000 efforts. The Company expects that the source of funds for Year 2000 costs will be cash on hand.

    If the Company, its customers or its vendors are unable to resolve Year 2000 processing issues in a timely manner, a material adverse effect on the Company's results of operations and financial condition could result. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those utilizing phrases "will," "expects," "intends," "estimates," "contemplates," and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategy, (ii) the Company's intention to acquire additional radio stations and to enter additional markets, including its ability to do so at attractive valuations,
(iii) the Company's expectation of improving the coverage areas of its radio stations, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the Company's and its stations' competitors, (ii) changes in the regulatory framework, (iii) changes in audience tastes, changes or advances in technology and (iv) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company's ability to avoid interruptions due to Year 2000 problems involves risks and uncertainties, including, but not limited to, suppliers', customers' and the Company's ability to complete remediation which could be affected by factors such as delays and increased costs.

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

    None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the second quarter of 1999.

ITEM 5--OTHER INFORMATION.

    None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     NUMBER                                                    EXHIBIT
-------------  --------------------------------------------------------------------------------------------------------
         11    Computation of Earnings Per Share*

         27    Financial Data Schedule for the period ended June 30, 1999*

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

Dated: August 9, 1999