Form 10-Q
period 1999-09-30
BIG CITY RADIO INC
filed 1999-11-12
CIK 1046284

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A Common Stock and Class B Common Stock outstanding as of October 25, 1999 was 5,818,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

                         PART 1--FINANCIAL INFORMATION
                                                                        PAGE
                                                                        -----

Item 1.  Financial Statements

         Consolidated Balance Sheets.................................       2

         Consolidated Statements of Operations.......................       3

         Consolidated Statements of Cash Flows.......................       4

         Consolidated Statement of Stockholders' Equity..............       5

         Notes to Consolidated Financial Statements..................     6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................   10-17

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      18

Item 2.  Changes in Securities and Use of Proceeds...................      18

Item 3.  Defaults Upon Senior Securities.............................      18

Item 4.  Submission of Matters to a Vote of Security Holders.........      18

Item 5.  Other Information...........................................      18

Item 6.  Exhibits and Reports on Form 8-K............................      18

Signatures...........................................................      19

PART 1--FINANCIAL INFORMATION

ITEM. 1 FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)     (AUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,965,000    $  5,285,000
  Cash held in escrow.......................................       277,000         450,000
  Cash held in investment, restricted.......................     2,441,000       3,350,000
  Marketable securities.....................................     9,008,000      48,416,000
  Accounts receivable, net of allowance of $194,000 and
    $119,000 in 1999 and 1998, respectively.................     5,190,000       3,362,000
  Interest receivable.......................................       345,000       1,574,000
  Prepaid expenses and other current assets.................       922,000         603,000
                                                              ------------    ------------
      Total current assets..................................    21,148,000      63,040,000

Property and equipment, net.................................     7,275,000       4,512,000
Intangibles, net............................................   113,044,000      80,309,000
Deferred financing fees.....................................     3,562,000       4,052,000
Other assets................................................       101,000         169,000
                                                              ------------    ------------
      Total assets..........................................  $145,130,000    $152,082,000
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    663,000    $    518,000
  Accrued expenses..........................................     1,845,000       1,186,000
  Promissory notes..........................................     1,175,000       1,175,000
  Other current liabilities.................................        83,000         112,000
                                                              ------------    ------------
      Total current liabilities.............................     3,766,000       2,991,000
                                                              ------------    ------------
Senior discount notes.......................................   148,409,000     136,776,000
Other long term liabilities.................................       512,000         570,000
Promissory notes............................................            --         881,000
Deferred income tax liabilities.............................     2,473,000       2,473,000
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and Outstanding..............            --              --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 5,818,817
    shares..................................................        58,000          58,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares..................................................        83,000          83,000
  Additional paid-in capital................................    27,862,000      27,831,000
  Accumulated deficit.......................................   (38,033,000)    (19,581,000)
                                                              ------------    ------------
  Net stockholders' (deficit) equity........................   (10,030,000)      8,391,000
                                                              ------------    ------------
      Total liabilities and stockholders' equity............  $145,130,000    $152,082,000
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                              1999          1998           1999           1998
                                           -----------   -----------   ------------   ------------
Gross revenues...........................  $ 7,449,000   $ 4,531,000   $ 15,869,000   $ 11,131,000
  Less: commissions and fees.............      834,000       495,000      1,801,000      1,187,000
                                           -----------   -----------   ------------   ------------
      Net revenues.......................    6,615,000     4,036,000     14,068,000      9,944,000
Operating expenses:
  Station operating expenses, excluding
    depreciation and amortization........    6,194,000     4,461,000     16,799,000     12,751,000
  Corporate, general and administrative
    expenses.............................      868,000       721,000      2,506,000      2,063,000
  Employment stock incentives............           --            --             --        808,000
  Depreciation and amortization..........    1,002,000       701,000      2,704,000      1,737,000
                                           -----------   -----------   ------------   ------------
      Total operating expenses...........    8,064,000     5,883,000     22,009,000     17,359,000
                                           -----------   -----------   ------------   ------------
        Operating loss...................   (1,449,000)   (1,847,000)    (7,941,000)    (7,415,000)
Other income (expenses):
  Gain on sale of station................           --            --        663,000             --
  Interest income........................      355,000     1,022,000      1,751,000      2,263,000
  Interest expense.......................   (4,559,000)   (3,783,000)   (12,601,000)    (8,664,000)
  Other, net.............................      (44,000)       (2,000)      (324,000)      (145,000)
                                           -----------   -----------   ------------   ------------
      Total other expenses...............   (4,248,000)   (2,763,000)   (10,511,000)    (6,546,000)
Loss before income taxes and
  extraordinary loss.....................   (5,697,000)   (4,610,000)   (18,452,000)   (13,961,000)
Income tax benefit, net..................           --       418,000             --      1,519,000
                                           -----------   -----------   ------------   ------------
Loss before extraordinary loss...........   (5,697,000)   (4,192,000)   (18,452,000)   (12,442,000)
Extraordinary loss on extinguishment of
  debt, net of income taxes..............           --            --             --        495,000
                                           -----------   -----------   ------------   ------------
  Net loss...............................  $(5,697,000)  $(4,192,000)  $(18,452,000)  $(12,937,000)
                                           ===========   ===========   ============   ============
Basic and diluted loss per share:
Loss before extraordinary item...........  $     (0.40)  $     (0.30)  $      (1.31)  $      (0.89)
Extraordinary item.......................           --            --             --          (0.03)
                                           -----------   -----------   ------------   ------------
  Net loss...............................  $     (0.40)  $     (0.30)  $      (1.31)  $      (0.92)
                                           ===========   ===========   ============   ============
Weighted average shares outstanding......   14,069,275    14,069,275     14,069,275     14,011,580
                                           ===========   ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (UNAUDITED)

                                                                  1999           1998
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(18,452,000)  $(12,937,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,704,000      1,737,000
    Non cash interest.......................................    12,154,000      8,030,000
    Deferred income taxes...................................            --     (1,631,000)
    Gain on sale of station.................................      (663,000)            --
    Employment stock incentives.............................            --        808,000
    Extraordinary loss on extinguishment of debt............            --        582,000
      Change in operating assets and liabilities
        (Increase) decrease in assets:
        Accounts receivable.................................    (1,828,000)      (821,000)
        Interest receivable.................................     1,229,000     (1,618,000)
        Prepaid expenses and other current assets...........       (69,000)      (421,000)
        Other assets........................................        68,000        (46,000)
      Increase (decrease) in liabilities:
        Accounts payable....................................       145,000        (91,000)
        Accrued expenses....................................       459,000        185,000
        Other liabilities...................................       (87,000)      (199,000)
                                                              ------------   ------------
          Net cash used in operating activities.............    (4,340,000)    (6,422,000)
                                                              ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................    (2,677,000)    (1,551,000)
  Purchase of marketable securities.........................   (34,508,000)   (51,217,000)
  Sales of marketable securities............................    73,916,000             --
  Cash paid and advanced for assets of radio stations
    acquired................................................   (35,934,000)   (23,108,000)
  Cash held in restricted investment........................       909,000             --
  Cash received for radio station sold......................     1,195,000             --
                                                              ------------   ------------
        Net cash provided by (used in) investing
          activities........................................     2,901,000    (75,876,000)
                                                              ------------   ------------
Cash flows from financing activities:
  Proceeds from offering of senior discount notes net of
    discount and fees of $4,568,000.........................            --    120,808,000
  Drawdown on credit facility...............................            --      2,500,000
  Repayment of promissory notes.............................      (881,000)            --
  Repayment of existing credit facility.....................            --    (32,600,000)
                                                              ------------   ------------
        Net cash provided by (used in) financing
          activities........................................      (881,000)    90,708,000
                                                              ------------   ------------
          Change in cash and cash equivalents...............    (2,320,000)     8,410,000
Cash and cash equivalents at beginning of period............     5,285,000         80,000
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  2,965,000   $  8,490,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                      COMMON STOCK        ADDITIONAL
                                  ---------------------     PAID-IN     ACCUMULATED
                                    SHARES      AMOUNT      CAPITAL       DEFICIT         TOTAL
                                  ----------   --------   -----------   ------------   ------------
Balance at December 31, 1998
  (Audited).....................  14,069,275   $141,000   $27,831,000   $(19,581,000)  $  8,391,000
Capital contribution related to
  Employment incentive..........          --         --        31,000             --         31,000
Net loss........................          --         --            --    (18,452,000)   (18,452,000)
                                  ----------   --------   -----------   ------------   ------------
Balance at September 30, 1999
  (Unaudited)...................  14,069,275   $141,000   $27,862,000   $(38,033,000)  $(10,030,000)
                                  ==========   ========   ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The Company owns and operates radio stations in four of the largest radio markets in the United States. The Company's radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of September 30, 1999, and the results of its operations and its cash flows for the three and nine-month periods ended September 30, 1999 and 1998, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of Common Stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. Stock options issued under the Company's 1997, 1998 and 1999 Incentive Stock Plans amounting to 1,011,500 and 886,500 at September 30, 1999 and 1998, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

    SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the Notes due 2005 (the "Indenture"), the direct subsidiaries of Big City Radio, Inc.--consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C., and Big City Radio-Phoenix, L.L.C. (collectively, the "Subsidiary Guarantors")--have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

    All of the then existing Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station Subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies formed at the request of the lenders under the Credit Facility for the sole purpose of holding the Company's Federal Communications Commission ("FCC") radio licenses. Big City Radio-Phoenix, L.L.C. was created in December 1998 upon signing the intent to purchase the broadcast radio properties in Phoenix. The operating agreements for the Station Subsidiaries limit the activities of these companies to owning the FCC radio licenses. Odyssey Traveling Billboards, Inc. owns and operates certain vehicles used to advertise for the Company's radio stations. Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey Travelling Billboards, Inc. is similarly a special purpose corporation with no income and only expenses.

    The covenants in the Notes, the Indenture and the Revolving Credit Facility do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of September 30, 1999 and December 31, 1998 and for the three months and nine months ended September 30, 1999 and 1998 on an as if pooling basis given the common control relationship of the Company and the Subsidiary Guarantors.

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
Current assets..............................................               --                  --
Noncurrent assets...........................................     $113,043,000         $80,295,000
Current liabilities.........................................               --                  --
Noncurrent liabilities......................................               --                  --

                                                 THREE MONTHS ENDED,       NINE MONTHS ENDED,
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------   -------------------------
                                                  1999        1998         1999          1998
                                                ---------   ---------   -----------   -----------
Net sales.....................................         --          --            --            --
Costs and expenses............................         --          --            --            --
Depreciation and amortization.................  $ 645,000   $ 439,000   $ 1,744,000   $ 1,159,000
Net loss......................................  $(645,000)  $(439,000)  $(1,744,000)  $(1,159,000)

                              BIG CITY RADIO, INC.

3. SENIOR DISCOUNT NOTES (CONTINUED)

    The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

4. RECENT DEVELOPMENTS

    ACQUISITIONS

    On September 28, 1999, the Company completed the acquisition of KMYL-FM, Wickenburg, Arizona. The operations of this station have been included in the consolidated statements of operations from this date. The aggregate purchase price for this station was $5,600,000 excluding acquisition related expenses and was paid in cash. Management's preliminary estimate of the fair value of the assets acquired in this transaction, subject to further review and appraisal is as follows:

Building....................................................  $    8,000
Fixed assets................................................      92,000
FCC broadcast license.......................................   5,500,000

    The fair value of the fixed assets and building acquired is determined by reference to replacement value on an individual asset basis and comparable property, respectively. The remaining purchase price is assigned to the FCC license.

    On September 22, 1999, the Company completed the acquisition of KBZR-FM, Arizona City, Arizona. The operations of this station have been included in the consolidated statements of operations from this date. The aggregate purchase price for this station was $3,900,000 excluding acquisition related expenses and was paid in cash. Management's preliminary estimate of the fair value of the assets acquired in this transaction, subject to further review and appraisal is as follows:

Land........................................................  $   20,000
Fixed assets................................................      73,000
FCC broadcast license.......................................   3,807,000

    The fair value of the fixed assets and land acquired is determined by reference to replacement value on an individual asset basis and comparable property, respectively. The remaining purchase price is assigned to the FCC license.

    On July 30, 1999, the Company completed the acquisition of KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona. The operations of these stations have been included in the consolidated statements of operations from this date. The aggregate purchase price for these stations was $22,000,000 excluding acquisition related expenses and was paid in cash. Management's preliminary estimate of the fair value of the assets acquired in this transaction, subject to further review and appraisal is as follows:

                                                        KEDJ-FM      KDDJ-FM
                                                      -----------   ----------
Building............................................  $   112,000   $  349,000
Fixed assets........................................      212,000       15,000
FCC broadcast license...............................   16,176,000    5,136,000

                              BIG CITY RADIO, INC.

4. RECENT DEVELOPMENTS (CONTINUED)

    The fair value of the fixed assets and building acquired is determined by reference to replacement value on an individual asset basis and comparable property, respectively. The remaining purchase price is assigned to the FCC license.

5. SUBSEQUENT EVENTS

    On November 1, 1999 the Company entered into a merger and registration rights agreement ("the agreement") in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The transaction will be accounted for as a purchase. The Company issued 400,000 shares of its Class A Common Stock at a value of $4 per share. Under the terms of the agreement, an additional 600,000 shares will be issued over the next five years contingent upon the successful achievement of certain annual revenue goals.

    On November 1, the Company also announced the appointment of Charles
M. Fernandez to the position of President and Chief Executive Officer. The Company and Mr. Fernandez are parties to an employment agreement for an initial term of three years. Upon signing the agreement, Mr. Fernandez is entitled to be issued 250,000 stock options of the Company. Under the terms of this agreement, he can earn up to an additional 750,000 stock options, based upon the future stock price of the Company.

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

GENERAL

    The Company owns and operates radio stations in four of the largest radio markets in the United States. The Company's radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

    In the Los Angeles area, the Company owns and operates three FM radio stations, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Southern California's Modern Rock Y-107". These stations were acquired in 1996.

    In the New York area, the Company owns and operates four FM radio stations, WYNY-FM and WWVY-FM, WWZY-FM, and WWYY-FM, all programmed as "New Country Y-107". New Country Y-107 began broadcasting on December 4, 1996. WWVY-FM and WWZY-FM were operated under Local Marketing Agreements ("LMAs") throughout the periods from December 1996 to April 1, 1997 and June 5, 1997, their effective acquisition dates, respectively, and WWYY-FM was operated under LMA throughout the period from April 27, 1998 to August 13, 1998, its effective acquisition date. WYNY-FM was acquired on January 1, 1995.

    In the Chicago area, the Company owns six radio stations, WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "The EightiesChannel" and WKIE-FM, WKIF-FM, and WDEK-FM, trimulcasting as 92 KISS FM, and WLBK-AM. The 103.1 FM stations were acquired on August 8, 1997. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to the previous owner under a LMA agreement until the Company commenced operation of this simulcast in early February 1998. The 103.1 simulcast began broadcasting its current format of "The EightiesChannel" in August 1999. WKIE-FM and WKIF-FM were acquired on August 4 and 7, 1998, respectively. These stations commenced operations as 92 KISS FM, a contemporary hit radio format in November 1998. On February 25, 1999 the Company acquired WDEK-FM and WLBK-AM. The Company added WDEK-FM to the 92 KISS FM stations. It is the Company's intention to sell the operating assets of WLBK-AM.

    In the Phoenix area, the Company owns four radio stations, KEDJ-FM on 106.3 FM, KDDJ-FM on 100.3 FM, and KBZR-FM on 106.5, all trimulcasting the modern rock format known as "The Edge" with the Howard Stern morning show, and KMYL-FM currently broadcasting "Nostalgia". KEDJ-FM and KDDJ-FM were acquired on July 30, 1999. On September 22, 1999 the Company acquired KBZR-FM and added KBZR-FM to "The Edge" stations. It is the Company's intention to exchange the operating assets of KDDJ-FM, plus an additional cash amount for the FCC license and operating assets of another Phoenix area station to simulcast with KMYL-FM which was acquired on September 28, 1999. With the completion of this transaction, the Company will own two separate radio station groups in Phoenix.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED
  SEPTEMBER 30, 1998

    NET REVENUES for the three months ended September 30, 1999 were $6,615,000 compared with $4,036,000 for the three months ended September 30, 1998, an increase of $2,579,000 or 63.9%. This increase was due primarily to increases in the net revenues of Y-107 NY, Y-107 LA, and the commencement of operations of 92 KISS FM in November 1998 and "The Edge" in August 1999. These increases in revenues were partially offset by the absence of net revenues for WRKL-AM for the three months ended September 30, 1999 compared with net revenues of $401,000 during the same period in 1998. The existing radio stations' revenue growth compared with the corresponding period in the prior year was $642,000 or 17.7%.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended September 30, 1999 were $6,194,000 compared with $4,461,000 for the three months ended September 30, 1998, an increase of $1,733,000 or 38.8%. This increase was due principally to the start-up operations of 92 KISS FM in November 1998 and "The Edge" in August 1999, offset by a decrease in station operating expenses at WRKL-AM of $450,000 for the corresponding three month period in 1998 due to its sale in March 1999.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 1999 were $868,000 compared with $721,000 for the three months ended September 30, 1998, an increase of $147,000, or 20.4%. This increase was due primarily to increased printing costs, franchise taxes, legal and professional fees and administrative expenses to support the growth of the Company.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended September 30, 1999 were $1,002,000 compared with $701,000 for the three months ended September 30, 1998, an increase of $301,000, or 42.9%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Chicago and Phoenix stations which were acquired in February and July 1999, respectively.

    INTEREST EXPENSE for the three months ended September 30, 1999 was $4,559,000 compared with $3,783,000 for the three months ended September 30, 1998, an increase of $776,000, or 20.5%. This increase is due to the increase in the accreted principal amount of the Senior Discount Notes for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998. In the three months ended September 30, 1999 and 1998, the average outstanding total debt for the Company was $148,322,000 and $133,091,000, respectively. The average rate of interest on the outstanding debt was 11.31% and 11.21%, respectively. Interest income for the three months ended September 30, 1999 was $355,000 compared with $1,022,000 for the three months ended September 30, 1998. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the three months ended September 30, 1999 were $5,697,000 compared with $4,192,000 for the three months ended September 30, 1998. The increase in the net loss of $1,505,000 was primarily attributable to higher station operating expenses, depreciation and amortization expenses, corporate, general and administrative expenses, net interest expense, and loss of income tax benefit, offset by increased net revenues in the quarter ended September 30, 1999, compared to the corresponding quarter in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    NET REVENUES for the nine months ended September 30, 1999 were $14,068,000 compared with $9,944,000 for the nine months ended September 30, 1998, an increase of $4,124,000 or 41.5%. This increase was due primarily to increases in the net revenues of Y-107 NY, Y107 LA, Chicago stations, and the commencement of the Phoenix station. These increases in revenues were partially offset by the decrease in net revenues of $1,099,000 for WRKL-AM for the nine months ended September 30, 1999 compared with the same period in 1998. The existing radio stations' net revenue growth compared with the corresponding period in the prior year was $2,386,000 or 27.4%.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the nine months ended September 30, 1999 were $16,799,000 compared with $12,751,000 for the nine months ended September 30, 1998, an increase of $4,048,000 or 31.7%. This increase was due principally to the start-up operations of 92 KISS FM in November 1998 and "The Edge" in July 1999 and the increased station operating expenses of "The EightiesChannel" throughout the nine months ended September 30, 1999, offset by a decrease in station operating expenses at WRKL-AM of $1,219,000 for the corresponding nine month period in 1998 due to its sale in March 1999.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 1999 were $2,506,000 compared with $2,063,000 for the nine months ended September 30, 1998, an increase of $443,000 or 21.5%. This increase was due primarily to increased administrative expenses to support the growth of the company.

    DEPRECIATION AND AMORTIZATION EXPENSES for the nine months ended
September 30, 1999 were $2,704,000 compared with $1,737,000 for the nine months ended September 30, 1998, an increase of $967,000 or 55.7%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Phoenix stations which were acquired in July 1999 and Chicago stations which were acquired in August 1998 and February 1999.

    INTEREST EXPENSE for the nine months ended September 30, 1998 was $12,601,000 compared with $8,664,000 for the nine months ended September 30, 1998, an increase of $3,937,000 or 45.4%. In the nine months ended
September 30, 1999 and 1998, the average outstanding total debt for the Company was $144,644,000 and $102,672,000 respectively. The average rate of interest on the outstanding debt was 11.27% and 11.21% respectively. Interest income for the nine months ended September 30, 1999 were $1,751,000 compared with $2,263,000 for the nine months ended September 30, 1998.

    NET LOSSES for the nine months ended September 30, 1999 were $18,452,000 compared with $12,937,000 for the nine months ended September 30, 1998. The increase in the net loss of $5,515,000 was primarily attributable to higher station operating expenses, depreciation and amortization expenses, corporate, general and administrative expenses, and net interest expense as well as the lack of income tax benefit. These increases were offset by a gain on sale of a station of $663,000, no extraordinary loss on extinguishment of debt, net of income taxes of $495,000 or employment stock incentive of $808,000 and increased net revenues for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of Y-107 LA, Y-107 NY, "The EightiesChannel", and 92 KISS FM, and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because its broadcast properties are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in its markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), borrowings under the Old Credit Facility and the issuance of the Notes. The Company has entered into various employment contracts with twenty-seven individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $893,000 in 1999, $3,303,000 in 2000, $1,006,000 in 2001 and
$475,000 in 2002.

    The Company has never paid cash or stock dividends on shares of common stock. Furthermore, it intends to retain any future earnings for use in its business and does not anticipate paying dividends on shares of its Common Stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the nine months ended September 30, 1999 and 1998, the Company used cash in its operations. In the nine months ended September 30, 1999, the deficit was predominantly due to the start-up operating losses of 92 KISS FM and "The EightiesChannel". In the nine months ended September 30, 1998 this negative cash flow was predominantly due to the funding of the start-up operations of Y-107 New York and "The EightiesChannel".

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $2,677,000 and $1,551,000 for the nine months ended September 30, 1999 and 1998, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, and computer support equipment.

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

    The Company completed the Notes offering of $174.0 million aggregate principal amount at maturity of Notes on March 17, 1998, generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company has used for past acquisitions and has committed for future acquisitions of radio station properties approximately $66.4 million and intends to use the remaining proceeds for general, corporate and working capital purposes.

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

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's Restricted Subsidiaries, as defined in the Indenture governing the Notes; as of November 5, 1999, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its Restricted Subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, restriction on distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. The Company is currently in compliance with all covenants and other restrictions under the Notes and anticipates that it will continue to meet the requirements of the Notes.

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

    In connection with the consummation of the Notes Offering, the Company entered into the Revolving Credit Facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's radio stations' positive rolling four quarter broadcast cash flow. The Revolving Credit Facility will mature on the fifth anniversary of March 17, 1998 and amounts outstanding under the Revolving Credit Facility will bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin will initially be 2.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin will initially be 3.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company's and its station subsidiaries' assets. The Company will pay fees of 0.5 percent per annum, on the aggregate unused portion of the facility.

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

    As of the date of this report, the Company has no binding commitments for any such acquisitions, except for those detailed in footnotes 4 and 5, "Recent Developments" and "Subsequent Events," in the Notes to Consolidated Financial Statements. After giving effect to the Notes Offering and application of net proceeds therefrom, the Company had available approximately $12.0 million of cash and cash equivalents on hand and marketable securities at September 30, 1999 and has unused borrowing capacity of $6.5 million under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. Cash and cash equivalents on hand, marketable securities, and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that the net proceeds of the Notes Offering, its available borrowing capacity and its broadcast cash flow from operations will be sufficient to finance its capital expenditure programs, as well as existing operational and debt service requirements, through September 30, 2000. Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to acquire and build a major market broadcast group; and
(ii) the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable successfully to implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

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

    The Company has delegated responsibility to a group of executives to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the effect on its customers and avoid disruption to business operations. The Company has also focused on hardware and software tools, programming and outside forces that may affect the Company's operations, including the Company's vendors, banks and utility companies.

    The Company has written and distributed a questionnaire and project plan to the Company's systems and operating personnel to identify all business and computer applications, so the Company can identify potential compliance problems. The Company has initiated communications with all of its significant customers, suppliers and contractors to determine their plans for remediating any Year 2000 issues that arise in the interface with the Company. As of September 30, 1999 the evaluation of the questionnaire results is substantially complete. While a small percentage of suppliers have not returned the questionnaires, most of our important suppliers have certified current Year 2000 compliance or have projected compliance or readiness by December 31, 1999. The Company has developed a contingency plan should the planned Year 2000 remedial measures prove to be less than comprehensive.

    The contingency plan addresses Year 2000 related problems that are unanticipated or outside of the Company's control. The objective of the contingency plan is to provide for rapid response and minimal disruption of operations in the event of unforeseen Year 2000 related problems. As part of its overall contingency plan, the Company has put in place power generators and other back-up measures. Management believes that its plans provide reasonable assurance that the Company will not be materially impacted by a Year 2000 problem. The Company cannot provide assurance that all principal customers and suppliers will successfully complete Year 2000 compliance plans in a timely manner or that unexpected events will not occur. However, management believes that its plans should reduce the risk of business interruptions due to such occurrences.

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

    As of September 30, 1999, the Company had incurred minimal expenses in respect of its Year 2000 conversion effort. No other information system projects of the Company have been deferred due to the Year 2000 efforts. The Company expects that the source of funds for Year 2000 costs will be cash on hand.

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

    This report constitutes a Year 2000 Readiness Disclosure Statement, and the statements herein are subject to the Year 2000 Information and Readiness Disclosure Act. The Company hereby claims the protection of this Act for this report and all information contained herein.

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

    None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the third quarter of 1999.

ITEM 5--OTHER INFORMATION.

    None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER                  EXHIBIT
------                  -------
        10.16*          Merger and Registration Rights Agreement by and among
                        Hispanic Internet Holdings, Inc. ("HIH"), Shareholders of
                        HIH, Big City Radio, Inc., and HIH Acquisition, Inc., dated
                        November 1, 1999.

        10.17*          Employment Agreement, between Big City Radio, Inc. and
                        Charles M. Fernandez, dated November 1, 1999.

       11*              Computation of Earnings Per Share

       27*              Financial Data Schedule for the period ended September 30,
                        1999

(b) Reports on Form 8-K

    No reports were filed during the quarter for which this report was filed.
------------------------

    *Filed herewith

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

Dated: November 12, 1999