Form 10-K
period 1999-12-31
BIG CITY RADIO INC
filed 2000-03-30
CIK 1046284

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

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________.

                        COMMISSION FILE NUMBER 001-13715

                            ------------------------

                              BIG CITY RADIO, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        13-3790661
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification Number)

       11 SKYLINE DRIVE, HAWTHORNE, N.Y.                              10532
   (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (914) 592-1071

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS:                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
             --------------------                  ------------------------------------------
Class A Common Stock, par value $.01 per share               American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                11 1/4% Senior Discount Notes Due 2005, Series B

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On March 8, 2000 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's Class A Common Stock, as reported by the American Stock Exchange on such date, was $40,135,880.25.

    The number of shares of the Registrant's Class A Common Stock and Class B Common Stock outstanding as of March 8, 2000 was 6,218,817 and 8,250,458 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

      ITEM NO.                                  DESCRIPTION                             PAGE
---------------------                           -----------                           --------
                                                   PART I

Item 1.                 Business....................................................         3

Item 2.                 Properties..................................................        17

Item 3.                 Legal Proceedings...........................................        18

Item 4.                 Submission of Matters to a Vote of Security Holders.........        18

                                                  PART II

Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................        19

Item 6.                 Selected Financial Data.....................................        20

Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................        21

Item 7A.                Quantitative and Qualitative Disclosures About Market
                          Risk......................................................        28

Item 8.                 Financial Statements and Supplementary Data.................        29

Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................        56

                                                  PART III

Item 10.                Directors and Executive Officers of the Registrant..........        57

Item 11.                Executive Compensation......................................        57

Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................        57

Item 13.                Certain Relationships and Related Transactions..............        57

                                                  PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................        58

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

    The Company's acquisition and engineering strategies enable it to provide near seamless coverage of major metropolitan markets at a significantly lower acquisition cost than is typically required to acquire a major market Class B station. Class B radio stations are defined by the Federal Communications Commission (the "FCC") as those facilities whose signal is predicted to cover a regional urban area. The Company currently owns and operates one STMC-TM-station combination in each of New York, Los Angeles, and Phoenix, and two STMC-TM- station combinations in Chicago. The Company also owns and operates one stand-alone radio station in Phoenix. New York, Los Angeles, Chicago, and Phoenix are four of the largest radio markets in the United States in aggregate advertising revenues.

    The Company's first targeted market was Los Angeles where the Company operates a three-station combination, which broadcasts as Viva 107.1, featuring a Hispanic contemporary hit radio format on the 107.1-FM frequency (the "Los Angeles Stations"). Viva 107.1 covers approximately 90% of the Arbitron diaries in the Los Angeles Arbitron Metro Survey Area ("MSA") as a result of an increase in its transmission power pursuant to an increase in its tranmission power authorized by the FCC, which the Company implemented in the first quarter of 1998. The Company debuted Viva 107.1 in December 1999 as its first Hispanic station. The Company acquired the Los Angeles Stations in May 1996 for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the Los Angeles MSA, as evidenced by reported transactions consummated since the deregulation initiated by the passage of the Telecommunications Act of 1996 (the "Telecom Act.") See "Business Strategy" below.

    The Company's four stations in the New York MSA collectively broadcast as Y-107 ("Y-107 NY") on the 107.1-FM frequency (the "New York Stations"). Y-107 NY commenced operations in December 1996 as the only country music station covering the New York City market. Y-107 NY earned a 0.9% share in the 12+category as of the Fall 1999 Arbitron book. Y-107 NY currently covers approximately 90% of the Arbitron diaries in the New York MSA as a result of an increase in its transmission power authorized by the FCC and implementation of other technical improvements, which the Company implemented during the third quarter of 1998. The Company acquired the four New York Stations for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the New York MSA, as evidenced by reported transactions consummated since the passage of the Telecom Act. See "Business Strategy" below.

    The Company owns two groups of stations in the Chicago MSA, forming its first duopoly (the "Chicago Stations"). Two stations collectively broadcast as "The EightiesChannel" on the 103.1-FM frequency. The EightiesChannel commenced operations in August 1999, broadcasting its current format of Eighties music. The EightiesChannel earned a 1.3% share in the 12+category as of the Fall 1999 Arbitron book. The EightiesChannel currently covers approximately 85% of the Arbitron diaries in the Chicago MSA as a result of an increase in its transmission power authorized by the FCC and implementation of other technical improvements, which the Company implemented during the third quarter of 1999. This coverage is anticipated to approach 90% when further engineering enhancements that would be permitted by certain rate changes under consideration by the FCC take effect. The Company acquired the two stations comprising FM 103.1 for a combined purchase price which is significantly less than the reported purchase prices of Class B stations in the Chicago MSA, as evidenced by transactions consummated since the passage of the Telecom Act. See "Business Strategy" below.

    The second group of stations in the Chicago area currently comprises three stations, collectively broadcasting as 92 KISS FM on the 92.7 and 92.5 FM frequencies. 92 KISS FM commenced operations in November 1998 broadcasting a contemporary hit radio format. 92 KISS FM earned a 1.5% share in the 12+category as of the Fall 1999 Arbitron book. In April 1998, the Company signed a definitive asset purchase agreement to acquire substantially all the assets of WDEK-FM and WLBK-AM, DeKalb, Illinois. The Company completed the acquisition in February 1999. The Company added WDEK-FM, which broadcasts on the 92.5 FM frequency, to the 92 KISS FM stations. Together with the 92.7 FM frequency stations, WDEK-FM forms 92 KISS FM in the Chicago area. Through use of the Company's STMC-TM- technology, WDEK-FM 92.5 was engineered to form part of the 92 KISS FM synchronized station group. It is the Company's intention to sell the operating assets of WLBK-AM DeKalb, Illinois. The Company entered into an asset purchase agreement for the sale of those assets on December 1, 1999. 92 KISS FM currently covers approximately 90% of the Arbitron diaries in the Chicago MSA and is expected to increase its coverage to above this as a result of further engineering enhancements, subject to FCC approval.

    The Company operates two formats in the Phoenix MSA (the "Phoenix Stations"). The first format is broadcast on a group comprising three stations, KEDJ-FM on 106.3 FM, KDDJ-FM on 100.3 FM, and KBZR-FM on 106.5, all trimulcasting the modern rock format known as "The Edge" with the Howard Stern morning show. "The Edge" earned a 2.4% share in the 12+category as of the Fall 1999 Arbitron book. "The Edge" currently covers approximately 95% of the Arbitron diaries in the Phoenix MSA. The Company acquired KEDJ-FM and KDDJ-FM on July 30, 1999. On September 22, 1999 the Company acquired KBZR-FM and added it to "The Edge" station group.

    The second format in the Phoenix area is currently broadcast on KSSL-FM. It is a Hispanic contemporary hit radio format, known as "Que Buena Phoenix", on the 105.3 FM frequency. KSSL-FM commenced operations in February 2000. The Company acquired KSSL-FM on September 28, 1999. KSSL-FM currently covers approximately 65% of the Arbitron diaries in the Phoenix MSA and will increase its coverage to approximately 90% as a result of the planned increase in its transmission power and other technical improvements, which the Company plans to implement by the fourth quarter in 2000 pending receipt of FCC approval. The Company has plans to effect engineering enhancements to the KBZR-FM signal. These improvements are subject to FCC approval, but are anticipated to occur in the year 2000. After these changes, KDDJ-FM 100.3 FM will broadcast the "Que Buena" format, forming a simulcast combo in Phoenix whose signal will cover approximately 90% of the Arbitron diaries in the Phoenix MSA. The Company acquired the four stations in Phoenix for a combined purchase price significantly less than the reported purchase price of a Class C station combo in the Phoenix MSA as evidenced by 1999 transactions.

    On November 1, 1999 the Company entered into a merger and registration rights agreement (the"Agreement") in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet
Holdings, Inc. ("The Internet Company"), a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The transaction was accounted for as a purchase. The Company issued 400,000 shares of its Class A Common Stock at a value of $4 per share. Under the terms of the Agreement, an additional 600,000 shares will be issued, (i) Over the next five years contingent upon the successful achievement of certain annual revenue goals, or (ii) In the event of a sale or spin-off of the Internet company, prior to the fifth anniversary of the merger, for a valuation of at least $10 million, or (iii) In the event of a sale of Big City Radio prior to the fifth anniversary of the merger at a price of at least $4.00 per share. The Company, through the acquisition of Hispanic Internet Holdings, Inc., owns TodoAhora.com, a bilingual Internet portal, which will deliver a full range of Internet programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. TodoAhora.com will serve the Hispanic community both in the U.S. and overseas.

    The Company is controlled by Stuart Subotnick, a general partner of Metromedia Company, a Delaware general partnership ("Metromedia"), who, through the beneficial ownership of 100% of the Company's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), owns approximately 57% of the Company's outstanding common stock, representing 93% of the voting power of the Company's outstanding common stock (without giving effect to the exercise of any options to acquire shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") or the conversion of the Class B Common Stock which is convertible into shares of Class A common Stock on a one for one basis).

MANAGEMENT

    Mr. Stuart Subotnick, Chairman, is a founder of the Company. Mr. Subotnick contributes his financial, strategic and operational expertise gained through the development and operation of the numerous media and communications businesses that he and longtime partner John W. Kluge have controlled through Metromedia and its predecessor. On November 1, 1999, the Company announced the appointment of Charles M. Fernandez as President and Chief Executive Officer of the Company. Mr. Fernandez has also served as a director of the Company since November 1999. Previously, Mr. Fernandez served as Chairman of Hispanic Internet Holdings, Inc. from 1998 until its merger with Big City Radio, Inc.
Mr. Fernandez served as Executive Vice President and Director of Heftel Broadcasting Corp up until its purchase by Clear Channel in late 1995. In addition to Mr. Subotnick and Mr. Fernandez, the Company has numerous experienced radio executives involved in all aspects of its operations, including engineering, sales, marketing, programming and finance. The Company believes that its quality management team will be instrumental in successfully implementing its business strategy.

    The principal executive offices of the Company are located at 11 Skyline Drive, Hawthorne, New York 10532. Its telephone number is (914) 592-1071.

STATIONS OPERATIONS

    The Company currently owns station groups in Los Angeles, New York, Chicago, and Phoenix, four of the largest markets in the United States in terms of aggregate radio revenues and the top three U.S. markets. Y-107 NY, The EightiesChannel, and 92 KISS FM have each exhibited significant increases in Arbitron ratings and net revenue since their respective launches. In
December 1999 the Company launched Viva 107.1, a Hispanic contemporary hit radio format in Los Angeles, and in February 2000 it launched "Que Buena, Phoenix", another Hispanic contemporary hit radio format.

LOS ANGELES

    The Los Angeles market is the second largest Arbitron market in terms of population and the largest in terms of aggregate radio market revenues in the United States, with 1999 revenues of $712 million. From 1995 to 1999, radio advertising revenue in the Los Angeles MSA grew from $467 million to $712 million, a compound annual growth rate of 11.1%. Los Angeles is the first market in which the Company implemented STMC-TM-, with its acquisitions of three radio stations for an aggregate purchase price of $26.8 million. Viva 107.1 initially covered approximately 75% of the Arbitron diaries in the Los Angeles MSA and, as a result of an increase in its transmission power, which the Company implemented in the first quarter of 1998, Viva 107.1 increased its coverage to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked Los Angeles Class B stations. In addition to its coverage of the Los Angeles market, Viva 107.1 covers parts of the Ventura, Orange, Riverside-San Bernardino and San Diego markets.

    The Company believes that identifying the appropriate format in a particular market is crucial to the station's ability to achieve meaningful penetration of the market's listening audience and aggregate advertising revenues. After an extensive updated research study of the Los Angeles market in 1999, the Company launched a Hispanic contemporary hit radio format, as it believes that there is no comparable station offering this energetic Hispanic music and entertainment that primarily targets the important 18-49 demographic.

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

NEW YORK

    The New York MSA is the largest Arbitron market in terms of population and the second largest in terms of aggregate radio market revenues in the United States, with 1999 revenues of $693 million. From 1995 to 1999, radio advertising revenue in the New York MSA grew from $432 million to $693 million, a compound annual growth rate of 12.5%. New York is the second market which the Company entered with its acquisitions of four radio stations for an aggregate purchase price of approximately $25 million. The fourth station of the quadrocast, WRNJ-FM, was acquired in August 1998 for an aggregate purchase price of approximately $5.4 million. It commenced operations effective April 27, 1998 under a local marketing agreement under the current format. The Company has implemented STMC-TM- in New York as well and believes that it has created the equivalent of a New York Class B station. Subsequent to the implementation of the planned power increase of the New York Stations and implementation of other technical improvements, which the Company completed by the end of the third quarter of 1998, the Arbitron diary coverage of Y-107 NY increased to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked New York Class B stations.

    Y-107 NY has an exclusive format presence in New York, as the Company believes there are no other country music stations covering substantially all of the New York MSA. Country music is traditionally a very strong 25-54 demographic format, which routinely generates high power ratios relative to other formats.

CHICAGO

    The Chicago MSA is the third largest Arbitron market in terms of population and aggregate radio market revenues in the United States with 1999 revenues of $496 million. From 1995 to 1999, radio advertising revenue in the Chicago MSA grew from $317 million to $496 million, a compound annual growth rate of 11.9%. The Company has to date acquired six radio stations in the Chicago MSA for an aggregate purchase price of $34.6 million. The EightiesChannel began broadcasting its Eighties music format in August 1999. 92 KISS FM began broadcasting its contemporary hit radio format in November 1998 on two 92.7 frequencies. The Company added to these stations, the newly acquired WDEK-FM radio on the 92.5 frequency in February 1999. Subsequent to certain technical improvements, which are subject to FCC approval, the Company expects both Chicago Stations to cover approximately 90% of the Arbitron diaries in the Chicago MSA.

PHOENIX

    The Phoenix MSA is the sixteenth largest Arbitron market in terms of population and fifteenth in aggregate radio market revenues in the United States with 1999 revenues of $165 million. From 1995 to 1999, radio advertising revenue in the Phoenix MSA grew from $96 million to $165 million, a compound annual growth rate of 14.5%. The Company has to date acquired four radio stations in the Phoenix MSA for an aggregate purchase price of $32 million. The Edge broadcasts its modern rock format with the Howard Stern morning show. "Que Buena" 105.3 began broadcasting its Hispanic contemporary hit radio format in February 2000. The Company has plans to effect engineering enhancements to the KBZR-FM signal. These improvements are subject to FCC approval, but are anticipated to occur in the year 2000. After these changes, KDDJ-FM 100.3 FM will broadcast the "Que Buena" format, forming a simulcast combo in Phoenix whose signal will cover approximately 90% of the Arbitron diaries in the Phoenix MSA. The Company acquired the four stations in Phoenix for a combined purchase price significantly less than the reported purchase price of a Class C station combo in the Phoenix MSA as evidenced by 1999 transactions.

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

    Most advertising contracts are short-term and run only for a few weeks. The Company generates approximately 86% of its gross revenue from local advertising, which is sold primarily by a station's sales staff. To achieve greater control over advertising dollars, the Company's sales force focuses on establishing direct relationships with local advertisers. The Company has engaged national representative firms and recruited in-house staff to represent it in generating national business in the largest national sales markets of Los Angeles, New York City, Boston, Philadelphia, Chicago, Atlanta, Dallas, Detroit and San Francisco.

INTERNET REVENUES

    Internet revenues are derived principally from the sale of various forms of advertisement, including sponsorships, endorsements and product placements, and from electronic commerce activities related to its programming on pages delivered to users of our Internet channel. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertisers Internet network. Advertising revenues are recognized in the period in which the advertisements are delivered. The Company expects to formally launch TodoAhora.com in the second quarter of 2000. Internet revenues are not expected to be a significant revenue stream for the Company in 2000.

COMPETITION

RADIO BROADCASTING

    Radio broadcasting is a highly competitive business. Within their respective markets, each of the Company's radio stations competes for audience share and advertising revenue directly with other radio stations, as well as with other media such as television, print media, billboards, compact discs and music videos. Several better-capitalized companies, including Chancellor Media Corporation, Clear Channel Communications, Inc., and Infinity Broadcasting Corporation, compete in the same geographic markets as the Company, many of which have greater financial resources. In addition, recently the radio industry has experienced significant consolidation which has resulted in several radio station groups that have a large number of radio stations throughout the United States and vastly greater financial resources and access to capital than the Company.

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

    Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of a new technology known as Digital Audio Broadcasting ("DAB"). DAB may deliver by satellite or terrestrial means multi-channel, multi-format digital radio services with sound quality equivalent to compact discs to nationwide and regional audiences. The Company cannot predict the effect, if any, that any such new technologies may have on the radio broadcasting industry.

INTERNET

    The market for Internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and TodoAhora.com expects that competition will continue to intensify. TodoAhora.com will compete with other Hispanic and bilingual providers of online navigation, information and community services.

    TodoAhora.com believes that the principal competitive factors in its markets are:

    - brand recognition;

    - ease of use;

    - comprehensiveness;

    - personalization;

    - independence;

    - quality and responsiveness of search results and other services;

    - the availability of high-quality, targeted content and focused value-added products and services;

    - access to end users; and

    - with respect to advertisers and sponsors, the number of users, duration and frequency of visits, and user demographics.

    Many of its existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than TodoAhora.com does.

ACQUISITIONS

    Since its incorporation in August 1994, the Company has acquired the assets of twenty radio stations and an Internet company, and has disposed of three stations. The following is a summary of the acquisitions and dispositions of radio stations which the Company has consummated since its incorporation and other planned acquisitions. All of these transactions were with non-affiliated persons.

NEW YORK

    In December 1994, the Company acquired the assets of radio station WRGX-FM (now WYNY-FM), Briarcliff Manor, New York, from West-Land Communicators, Inc. ("West-Land") for a purchase price of $2.5 million and the issuance of a promissory note in the amount of $1.0 million to West-Land. In April 1997, the Company acquired the assets of radio station WWHB-FM (now WWXY-FM), Hampton Bays, New York, from South Fork Broadcasting Corporation ("South Fork") for a purchase price of $4.0 million. In June 1997, the Company acquired the assets of radio station WZVU-FM (now WWZY-FM), Long Branch, New Jersey, including a radio tower, a radio antenna and a building from K&K Radio Broadcasting L.L.C. and K&K Tower, L.L.C. for an aggregate purchase price of $12.0 million and certain payments under existing leases of the building facilities. K&K Radio Broadcasting, L.L.C., K&K Tower, L.L.C. and each of their controlling members and the general manager of WZVU-FM entered into a covenant not to compete with the Company for a period of three years. In August 1998, the Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvedere, New Jersey (now WWYY-FM) and WRNJ-AM, Hackettstown, New Jersey. The aggregate purchase price for WRNJ-FM was $5.4 million excluding acquisition-related expenses, of which $3.0 million was paid in cash and the remainder was satisfied by the issuance of two promissory notes. Simultaneously, the Company sold substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. Also, in December 1994, the Company acquired the assets of radio station WRKL-AM,

Pomona, New York, from Rockland Communicators, Inc. for a purchase price of $1.0 million. The Company sold this station in March 1999 to Polnet Communications, Ltd. for a price of $1.6 million.

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

CHICAGO

    In August 1997, the Company acquired the assets of radio station WVVX-FM (now WXXY-FM), Highland Park, Illinois, from WVVX License, Inc., for a purchase price of $9.5 million. Douglas Broadcasting, Inc., WVVX, Inc. and WVVX
License, Inc. agreed not to compete for a period of eighteen months. In
August 1997, the Company acquired the assets of radio station WJDK-FM (now WYXX-FM), Morris, Illinois, from DMR Media, Inc., for a purchase price of $1.1 million. In addition, the Company agreed not to compete with DMR
Media, Inc.'s operations of radio station WCSJ-AM, Morris, Illinois, for a period of five years. In August 1998, the Company closed two transactions in which it acquired substantially all of the assets of WCBR-FM (now WKIE-FM), Arlington Heights, Illinois from Darrel Peters Productions, Inc. and WLRT-FM (now WKIF-FM), Kankakee, Illinois from STARadio Corp. for an aggregate purchase price of $19.5 million. In February 1999, the Company acquired substantially all of the assets of radio stations WDEK-FM and WLBK-AM, DeKalb, Illinois, from DeKalb Radio Studios, Inc. for a purchase price of $4.5 million. The Company added WDEK-FM, which operates on the 92.5 FM frequency, together with the two existing 92.7 FM stations in the Chicago metropolitan area, collectively known as 92 KISS FM.

PHOENIX

    In July 1999, the Company acquired the assets of radio stations KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona from New Century Arizona for a purchase price of $22.0 million. In September 1999, the Company acquired the assets of radio station KBZR-FM, Arizona City, Arizona from Brentlinger Broadcasting, Inc. for a purchase price of $3.9 million. In September 1999, the Company acquired the assets of radio station KMYL-FM (now KSSL-FM), Wickenburg, Arizona, from Interstate Broadcasting Systems of Arizona, Inc. for a purchase price of $5.6 million.

INTERNET

    On November 1, 1999 the Company entered into a merger and registration rights agreement (the "Agreement") in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The Company, through the acquisition of Hispanic Internet Holdings, Inc., owns TodoAhora.com, a bilingual Internet portal, which will deliver a full range of world wide web programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. TodoAhora.com will serve the Hispanic community both in the U.S. and overseas, and is expected to be launched in the second quarter of 2000.

PROPOSED RADIO STATION DISPOSITION

    The Company plans to dispose of the assets of radio station WLBK-AM, DeKalb Illinois during 2000.

EMPLOYEES

    At December 31, 1999, the Company had approximately 164 full-time employees and 104 part-time employees. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a labor union.

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

FEDERAL REGULATION OF RADIO BROADCASTING

    The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; imposes regulations and takes other action to prevent harmful interference between stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, management, programming, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. In February 1996, Congress enacted the Telecom Act to amend the Communications Act. The Telecom Act, among other measures, directed the FCC, which has since conformed its rules, to
(a) eliminate the national radio ownership limits; (b) liberalize the local radio ownership limits as specified in the Telecom Act; (c) issue broadcast licenses for periods of up to eight years; and (d) eliminate the opportunity for the filing of competing applications against broadcast license renewal applications.

    Congress, via the Balanced Budget Act of 1997, authorized the FCC to conduct auctions for the awarding of initial broadcast licenses or construction permits for commercial radio and television stations. To facilitate the settlement without auctions of already pending mutually exclusive applications, Congress directed the FCC to waive existing rules as necessary. While the Company is not a participant in any such proceeding, this action has resulted in the awarding of construction permits for additional radio stations, some of which might have the potential to compete with the Company's radio stations.

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

    The Company's Chicago Stations' broadcast licenses were renewed in 1996 and will expire in 2003. The Los Angeles Stations' broadcast licenses were renewed on November 25, 1997 and will expire on December 31, 2005. The New York Stations' broadcast licenses were renewed on January 25, 1999 (in 1998 for WWYY-FM) and will expire on June 1, 2006. The Phoenix Stations' broadcast licenses were renewed in 1997 and 1999 and will expire on October 1, 2005. The Company does not anticipate any material difficulty in obtaining license renewals for full terms in the future.

LICENSE ASSIGNMENTS AND TRANSFERS OF CONTROL

    The Communications Act prohibits the assignment of an FCC license or the transfer of control of a corporation holding such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applicants. In reviewing assignment and transfer applications, the FCC has indicated that in evaluating whether a proposed transaction would serve the public interest, the FCC may consider, among other things, whether the transaction would result in the acquiring party obtaining an excessive share of the radio advertising revenues in a given market or would otherwise result in excessive concentration of media ownership. The U.S. Department of Justice ("DOJ") also reviews proposed acquisitions of radio stations. The DOJ has, in some instances, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels.

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

    The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest. Pursuant to the Telecom Act, the FCC revised its rules to set the local radio ownership limits as follows: (a) in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM); (b) in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service; (c) in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and (d) in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market. FCC cross-ownership rules also limit or prohibit one party from having attributable interests in a radio station as well as in a local television station or daily newspaper, although such restrictions are waived by the FCC under certain circumstances. The FCC is undertaking biennial reviews of its ownership rules, including a pending reconsideration of how it defines the number of radio stations in a market for purposes of the local radio ownership rule. The Company cannot predict whether the FCC will adopt any changes in its ownership rules or, if so, what the new rules will be or how they might affect the Company.

ATTRIBUTION RULES

    All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 20% or more of such stock. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. A new FCC rule--termed the "Equity-Debt Plus" or "EDP" rule--provides for the attribution of otherwise non-attributable equity or debt interests in a licensee. The EDP rule is triggered when a party holds equity or debt in excess of 33% of the total assets (defined as equity plus debt) of a licensee and such party also holds an attributable (non-EDP) interest in another media entity in the same market or is a major programmer supplier to another media entity in the market. Subject to the EDP rule, the FCC does not consider holders of non-voting stock or of minority stock interests when there is a single majority stockholder to be attributable parties. Moreover, subject to the EDP rule, holders of warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. When a single shareholder holds a majority of the voting stock of a corporate licensee, the FCC considers other shareholders, unless they are also officers or directors, exempt from attribution. Holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross-ownership rules. At present, none of the attributable stockholders, officers and directors of the Company have any other media interests besides those of the Company that implicate the FCC's multiple ownership limits. In the event that the Company learns of a new attributable stockholder and if such stockholder holds interests that exceed the FCC limits on media ownership, under the Company's Amended and Restated Certificate of Incorporation (as defined herein), the Board of Directors of the Company has the corporate power to redeem stock of the Company's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements, including limits on media ownership by attributable parties.

    The FCC will consider a radio station providing programming and sales on another local radio station pursuant to a LMA (as defined herein) to have an attributable ownership interest in the other station for purposes of the FCC's multiple ownership rules. In particular, a radio station is not permitted to enter into a LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules.

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

PROGRAMMING AND EEO REQUIREMENTS

    While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. In addition, the FCC has recently adopted EEO rules requiring broadcast licensees to file employment data annually with the FCC and to implement outreach efforts designed to broaden the pool of employment applicants. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation.

TECHNICAL AND INTERFERENCE RULES

    FCC rules specify technical and interference requirements and parameters that govern the signal strength and coverage area of radio stations, and which, unless waived, must be complied with in order to obtain FCC consent to modify a station's service area or other technical operations. The FCC allots specific FM radio frequencies and class designations to particular communities of license. The FM class designations, which vary by geographic location, include (in order of increasing potential coverage area) Class A, B1, C3, B, C2, C1 and C. (The C Class designations are generally not allocated to communities in the more densely-populated regions of the United States, such as the Northeast and California.) Each FM class has minimum and maximum power specifications and must not cause interference to the protected service areas of other radio stations, domestic or international, operating on the same or adjacent frequencies. Under FCC rules, a radio station must transmit a minimum predicted signal strength to its allocated community of license, and therefore must locate its transmitting antenna at a site providing such coverage while also being within a specified power and height range for that station's class designation, and at specified minimum distances from the transmitting sites of nearby radio stations operating on the same or adjacent frequencies. The Company must also comply with certain technical, reporting, and notification requirements imposed by the FAA with respect to the installation, location, lighting, and painting of the transmitter antennas used by the Company's radio stations. The combination of these requirements sets limits on the ability of a particular radio station to relocate in certain directions and to increase signal coverage. Stations may petition the FCC to change a particular station's community of license and/or class, which changes are granted by the FCC when its service priorities are met and conflicting re-allotment proposals, if any, are resolved. As to minimum distance separation requirements designed to afford interference protection to other FM stations, the FCC rarely waives such specifications. However, the FCC permits radio stations in certain circumstances to relocate to a site not meeting the minimum distance separation rule when the station demonstrates that the service contours of neighboring radio stations will be protected from interference. Because STMC-TM-uses radio stations that operate on the same or adjacent frequencies, the STMC-TM- stations' transmitting sites must be sufficiently distant from each other to comply with the FCC's interference protection guidelines, unless such stations are exempt from compliance by their grandfathered status.

FCC POWER INCREASE

    In most instances, changes to the technical specifications of radio stations, such as increases in the power (effective radiated power, or "ERP") and subsequent increased coverage area, may be made only after application to the FCC, and grant by the FCC of a construction permit for the modification of the station. The FCC has granted applications for modifications of WYNY-FM, Briarcliff Manor, New York, WWXY-FM, Hampton Bays, New York, and WWZY-FM, Long Branch, New Jersey, KLYY, Arcadia, California, WXXY-FM, Highland Park, Illinois, and WYXX, Morris, Illinois. Each of these stations requested increases in the authorized power of the stations from the previous three-kilowatt ERP level to the present six-kilowatt ERP level. These changes were implemented as a result of the FCC adoption of a change in policy in August 1997 dealing with grandfathered short-spaced FM radio stations. Grandfathered short-spaced stations are those that do not meet the FCC's current requirements for distance separation of FM radio stations operating on the same or adjacent frequencies as the stations were authorized before the adoption of the current rules. In the past, power increases or relocations of such grandfathered stations often did not comply with the FCC's technical rules, and would be authorized by the FCC only in limited circumstances.

    Pending before the FCC is a proposed change in the current rules that would allow certain other of the Company's stations to increase their power or move their transmitter sites to provide improved coverage within the desired metro area. Until the FCC adoption of such a change and the approval of the license modifications is granted, the Company cannot be certain that the new policy will serve to permit the increases in the Company's coverage areas.

AGREEMENTS WITH OTHER BROADCASTERS

    Over the past several years a significant number of broadcast licensees, including the Company, have entered into cooperative agreements with other stations in their markets. One typical example is a local marketing agreement ("LMA") between two separately or co-owned stations, whereby the licensee of one station programs substantial portions or all of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. The FCC has held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains ultimate responsibility for and control over operations of its broadcast station. As in the case of the Company, typically licensees enter into the LMA in anticipation of the sale of the station, with the proposed acquirer providing programming for the station while the parties are awaiting the necessary regulatory approvals to the transaction.

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

PROPOSED REGULATORY CHANGES AND RECENT DEVELOPMENTS

    The Congress and the FCC have under consideration, and may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, programming, technical requirements, ownership and profitability of the Company and its radio broadcast stations, (ii) result in the loss of audience share and advertising revenues of the Company's radio broadcast stations, (iii) affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions, (iv) affect cooperative agreements and/or financing arrangements with other radio broadcast licensees,
(v) affect the Company's competitive position in relationship to other advertising media in its markets, or (vi) affect the Company's ability to exploit its unique technical capabilities and innovative approach to acquiring and using radio broadcast stations. Such matters include, for example, changes to the license, authorization and renewal process; spectrum use fees; revisions of the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to change rules or policies relating to political broadcasting; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; proposals to allow telephone companies to deliver audio and video programming to the home through existing phone lines; changes in the FCC's multiple ownership, alien ownership and cross-ownership policies; and proposals to limit the tax deductibility of advertising expenses by advertisers.

    Other matters that could affect the Company include technological innovations and developments generally affecting competition in the mass communications industry. The FCC has licensed two entities to provide a new technology, digital audio radio service or DARS, to deliver audio programming by satellite. The FCC is also considering various proposals for terrestrial DARS. DARS may provide a medium for the delivery of multiple new audio programming formats to local and national audiences with sound quality equivalent to compact discs. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. The FCC currently is also considering authorizing the use of in-band, on-channel, or IBOC technology for radio stations. IBOC technology would permit an AM or FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. Such IBOC operations might not be consistent with STMC operations. It is unclear what regulations the FCC will adopt regarding IBOC technology and what effect such regulations would have on the Company's business or the operations of its radio stations. The FCC has recently adopted new rules authorizing the operation of low power radio stations within the existing FM band. Low power radio stations will operate at power levels below that of full power FM radio stations, such as those owned by the Company. It is not possible to predict what effect, including interference effect, low power radio stations will have on the operations of the Company's radio stations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those utilizing the phrases "will," "expects," "intends," "estimates," "contemplates," and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), including statements regarding, among other items, (i) the Company's growth strategy,
(ii) the Company's intention to acquire additional radio stations and to enter additional markets, including its ability to do so at attractive valuations,
(iii) the Company's expectation of improving the coverage areas of its radio stations and the areas effectively served by TodoAhora.com, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the competitive market place, including the introduction of new technologies or formatting changes by the Company's competitors, (ii) changes in the regulatory framework, including the possibility that U.S. or non-U.S. governments will increase regulation of the Internet, (iii) changes in audience tastes, and
(iv) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.  PROPERTIES

    The Company leases approximately 3,200 square feet in Hawthorne, New York, where its corporate offices are located.

    The type of properties required to support each of the Company's radio stations includes offices, studios, transmitter sites, booster sites, translator sites and antenna sites. The Company owns, leases or licenses the properties required to operate its radio stations. The Company owns facilities for the New York Stations in Long Branch (approximately 6,500 square feet) and for WDEK-FM and WLBK-AM in DeKalb, Illinois (approximately 4,500 square feet). The Company leases or licenses facilities for the Los Angeles Stations in Century City (approximately 16,048 square feet), Arcadia, Fallbrook, Ventura (approximately 758 square feet), Temecula and Burbank. The Company leases facilities for the New York Stations in Hampton Bays (approximately 1,260 square feet), Hawthorne, New York, East Quogue and Westchester. The Company leases facilities for the Chicago Stations in Chicago (approximately 18,698 square feet), Highland Park (approximately 2,120 square feet), Arlington Heights (approximately 2,800 square feet), Kankakee, and Morris. The Company leases facilities for the Phoenix Stations in Phoenix (approximately 8,700 square feet), Apache Junction (approximately 600 square feet), Casa Grande (approximately 1,200 square feet), Globe, Arizona City and Wickenberg. The Company considers its facilities to be suitable and of adequate sizes for its current and intended purposes and does not anticipate any difficulties in renewing those leases or licenses or in leasing or licensing additional space, if required.

    The Company owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The Company owns towers in Arcadia, CA, Ventura, CA, Long Branch, NJ, Highland Park, IL, Morris, IL and DeKalb, IL. The towers, antennae and other transmission equipment used in the Company's stations are generally in good condition.

    The following table sets forth the location of the Company's principal properties:

LOCATION                               FACILITY
--------                               --------
LOS ANGELES
Arcadia, CA..........................  FM tower(3)
Fallbrook, CA........................  FM tower, studio, transmitter site(1)
Ventura, CA..........................  FM tower(3), studio, transmitter site(1)
Temecula, CA.........................  Translator site(1)
Century City, CA.....................  Studio, business offices(1)
Burbank, CA..........................  Booster site(1)

NEW YORK
Hampton Bays, NY.....................  Business offices(1)
Hawthorne, NY........................  Studio, corporate offices(1)
New York, NY.........................  Sales Office(1)
Long Branch, NJ......................  FM tower, studio(2)
Westchester, NY......................  FM tower(1)
East Quogue, NY......................  FM tower, transmitter site(1)

CHICAGO
Highland Park, IL....................  FM tower(3), studio(1)
Morris, IL...........................  FM tower, transmitter site(2)
Arlington Heights, IL................  Studio, FM tower(1)
Kankakee, IL.........................  Studio, antenna(1)
Chicago, IL..........................  Studio, business offices(1)
Arlington Heights, IL................  FM tower(1)
DeKalb, IL...........................  Tower, studio, business offices(2)

PHOENIX
Globe, AZ............................  Tower(1)
Phoenix, AZ..........................  Studio, business offices(1)
Arizona City, AZ.....................  Tower(1)
Wickenberg, AZ.......................  Tower(1)
Apache Junction, AZ..................  Studio(1)
Casa Grande, AZ......................  Studio(1)

------------------------

(1) Leased.

(2) Owned.

(3) Tower owned by the Company on leased property.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock is listed and traded on the American Stock Exchange (the "AMEX") under the symbol "YFM" since December 19, 1997. There is no established public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sales prices per share of the Class A Common Stock as reported by the AMEX for each quarterly periods during the years ended December 31, 1999 and 1998:

                                                                HIGH         LOW
                                                              ---------   ----------
1999:
First Quarter...............................................   5 1/2      3 3/16
Second Quarter..............................................   4 5/8      3 3/8
Third Quarter...............................................   4 5/8      3 1/4
Fourth Quarter..............................................   5 3/8      3 3/8

                                                                HIGH         LOW
                                                              ---------   ----------
1998:
First Quarter...............................................  13 1/8      6 1/2
Second Quarter..............................................  13 3/8      7 15/16
Third Quarter...............................................   9 7/8      3 1/2
Fourth Quarter..............................................   6 3/8      3

    On March 8, 2000, the last reported sales price for the Company's Class A Common Stock by the AMEX was $7.625 per share. As of March 8, 2000, there were approximately 34 registered holders of record of Class A Common Stock, which number includes nominees for an undeterminable number of beneficial owners, and 3 holders of Class B Common Stock.

    The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company anticipates that all future earnings, if any, generated from operations will be retained to finance the expansion and continued development of its business. Any future determination with respect to the payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, capital requirements, the terms of then existing indebtedness, applicable requirements of the Delaware General Corporations Law, general economic conditions and such other factors considered relevant by the Company's Board of Directors. The Company's Revolving Credit Facility (defined below) and its 11 1/4% Senior Discount Notes due 2005 (the "Notes") also contain certain restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected financial data and should be read in conjunction with the Company's financial statements and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected balance sheet data as of December 31, 1995 and statement of operations data for the year ended December 31, 1995 are derived from the Company's financial statements which have been audited by Holtz Rubenstein & Co., LLP, Certified Public Accountants. The selected balance sheet data as of December 31, 1996, 1997, 1998 and 1999 and statement of operations data for the years ended December 31, 1996, 1997, 1998 and 1999 are derived from the Company's financial statements which have been audited by KPMG LLP, Independent Certified Public Accountants. The historical financial results of the Company are not comparable from period to period because of the acquisition and sale of various broadcasting properties by the Company during the periods covered.

                                                               YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------
                                              1995(1)    1996(2)(3)   1997(4)    1998(5)(6)   1999(7)(8)
                                              --------   ----------   --------   ----------   ----------
                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Gross revenues..............................  $ 5,655      $ 8,567    $ 11,731    $ 15,883     $ 23,296
Net revenues................................    5,225        7,944      10,460      14,202       20,604
Station operating expenses..................    7,185       12,253      12,979      17,525       23,617
Corporate, general and administrative
  expenses..................................      425        1,201       1,745       2,527        4,371
Employment incentives.......................       --           --       3,863         808           --
Depreciation and amortization...............      798        1,326       1,791       2,528        3,812
Operating loss..............................   (3,183)      (6,836)     (9,918)     (9,186)     (11,196)
Gain on sale of station.....................       --        6,608          --          --          663
Interest expense............................     (842)      (2,889)     (4,488)    (12,608)     (16,953)
Income tax benefit, net.....................       --           --       1,050       1,988           63
Deferred income taxes resulting from
  conversion to C corporation status........       --           --      (3,350)         --           --
Extraordinary loss on extinguishment of
  debt, net of income taxes.................       --           --        (313)       (495)          --
Net (loss)..................................   (4,005)      (3,098)    (16,918)    (17,449)     (25,808)
BASIC AND DILUTIVE INCOME (LOSS) PER COMMON
  SHARE:....................................    (0.66)       (0.39)      (1.77)      (1.24)       (1.83)

                                                                AS OF DECEMBER 31,
                                               ----------------------------------------------------
                                                 1995       1996       1997       1998       1999
                                               --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash.........................................  $ 1,066    $   234    $    80    $  5,285   $  2,431
Intangibles, net.............................    6,040     29,230     54,115      80,309    113,873
Total assets.................................    9,433     38,963     60,108     152,082    144,511
Notes payable to stockholders................   13,477     12,544         --          --         --
Long-term liabilities........................       --     28,200     30,142     138,227    153,094
Stockholder's equity (deficiency)............   (5,821)    (3,800)    25,032       8,391    (15,935)

------------------------

(1) The Company acquired substantially all of the assets of WRGX-FM and WRKL-AM effective December 31, 1994 and commenced operations on January 1, 1995. The financial statements include the operations of these stations since
    January 1, 1995.

(2) The Company acquired substantially all of the assets of the Los Angeles Stations and KWIZ-FM on May 30, 1996 and commenced operations of these stations under a LMA on March 26, 1996. The financial statements include the operations of these stations from commencement of the LMA period. KWIZ-FM was sold on December 20, 1996. No gain or loss was recognized on the sale of KWIZ-FM.

(3) The Company acquired WSTC-AM and WKHL-FM during 1992. The financial statements include the operations of these stations from their date of acquisition to May 30, 1996, the date on which they were sold. For the year ended December 31, 1996, the gain on sale of stations represents the gain on sale of WSTC-AM and WKHL-FM.

(4) The Company acquired substantially all of the assets of WWHB-FM on April 1, 1997 and WZVU-FM on June 5, 1997 and commenced operations of these stations under a LMA during December 1996. WWHB-FM and WZVU-FM together with WRGX-FM form Y-107 NY. The financial statements include the operations of Y-107 NY since December 1996.

(5) The Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvedere, NJ and WRNJ-AM, Hackettstown, NJ on
    August 14, 1998. Simultaneously at the closing, the Company sold substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. The remaining WRNJ-FM operates on 107.1 FM and was added to the Company's New Country Y-107 trimulcast under a LMA, effective April 28, 1998. The financial statements include the operations of WRNJ-FM since April 1998.

(6) The Company acquired substantially all of the assets of WCBR-FM, Arlington Heights, Illinois and WLRT-FM, Kankakee, Illinois on August 4 and 7, 1998, respectively. The operations of these stations have been included in the consolidated statements of operations from these dates.

(7) The Company acquired substantially all of the assets of WDEK-FM and WLBK-AM on February 25, 1999. The financial statements include the operations of these stations since February 25, 1999.

(8) The Company acquired substantially all of the assets of KEDJ-FM and KDDJ-FM on July 30, 1999, KBZR-FM on September 22, 1999 and KMYL-FM on
    September 28, 1999. The operations of these stations have been included in the consolidated statements of operations from these dates. The Company sold radio station WRKL-AM in March 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion should be read in conjunction with "Selected Financial Data" and the other financial data appearing elsewhere in this report. Certain information included herein contains statements that constitute "forward-looking statements" containing certain risks and uncertainties. See "Business--Special Note Regarding Forward-Looking Statements."

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

    The Q stations were operated in one facility, with one sales and support staff. Their financial performance is combined for purposes of the discussions that follow. The Los Angeles stations, WRKL-AM, and the stand-alone operations of WRGX-FM were operated with separate staffs and facilities; therefore their performance is separately identified.

    Between March 26, 1996 and May 30, 1996, when the stations were acquired, the Company operated the Los Angeles Stations and KWIZ-FM under a LMA. On
March 26, 1996 all of the existing operations of the Los Angeles Stations were terminated, and the Company debuted Y-107 LA under a modern rock format with new staffing and no existing advertiser base. Although it commenced operation with no revenues, Y-107 LA revenues had surpassed all other Company revenues combined by November 1996. During the LMA period, station operating expenses included significant LMA fees and other reimbursed expenses to the seller. In
December 1999, the Los Angeles Stations began broadcasting as Viva 107.1 under its current format of Hispanic contemporary hit radio. The Company sold KWIZ-FM on December 20, 1996.

    On December 5, 1996, the Company commenced operation of WWZY-FM (formerly, WZVU-FM), Long Branch, New Jersey, under a LMA, changing its format to country music. On that date, WYNY-FM (formerly, WRGX-FM), Briarcliff Manor, New York, which the Company had operated as a stand-alone FM station since its acquisition on January 1, 1995, changed format to broadcast Y-107 NY as a new country music station with WWZY-FM. Furthermore, on December 30, 1996 the Company began operating WWXY-FM (formerly, WWHB-FM), Hampton Bays, New York, under a LMA. Since that date, the New York Stations have operated as Y-107 NY. Y-107 NY retained certain advertisers and staff from all three of the previously stand-alone stations. The Company acquired WWXY-FM and WWZY-FM on April 1, 1997 and June 5, 1997, respectively. On April 27, 1998, the Company commenced operations of WWYY-FM (formerly WRNJ-FM) under a LMA as part of the Y-107 NY country music station. The Company completed its acquisition of WWYY-FM on August 14, 1998.

    On August 8, 1997 the Company acquired WXXY-FM (formerly WVVX-FM), Highland Park, Illinois and WYXX-FM (formerly WJDK-FM) Morris, Illinois. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to a previous owner under a LMA until "FM 103.1 Chicago Heart and Soul" commenced operation in early February 1998. In August 1999, 103.1 FM began broadcasting its current format of "The EightiesChannel". On August 4 and 7, 1998, the Company completed the acquisitions of WKIE-FM (formerly WCBR-FM) and WKIF-FM (formerly WLRT-FM) and launched its second station group in the Chicago area. These stations commenced operation as 92 KISS FM, a contemporary hit radio format in November 1998. In February 1999, the Company acquired WDEK-FM and WLBK-AM, DeKalb, Illinois and added WDEK-FM to the existing 92 KISS FM stations.

    On July 30, 1999, the Company completed the acquisition of KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona. The Company operated KEDJ-FM and KDDJ-FM, simulcasting as The Edge with its modern rock format and Howard Stern morning show. On September 22, 1999, the Company acquired KBZR-FM, Arizona City, Arizona, which was added to The Edge stations to form a trimulcast. On September 28, 1999, the Company acquired KSSL-FM (formerly KMYL-FM), Wickenberg, Arizona. In February 2000, the Company began operating KSSL-FM as a stand-alone radio station broadcasting its Hispanic contemporary hit radio format.

    On November 1, 1999 the Company entered into a merger and registration rights agreement (the "Agreement") in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The Company, through the acquisition of Hispanic Internet Holdings, Inc., owns TodoAhora.com, a bilingual Internet portal, which will deliver a full range of world wide web programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. TodoAhora.com will serve the Hispanic community both in the U.S. and overseas, and is expected to be launched in the second quarter of 2000. TodoAhora.com had no significant operations in 1999 or prior years.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    NET REVENUES in the year ended December 31, 1999 were $20,604,000 compared with $14,202,000 for the year ended December 31, 1998, an increase of $6,402,000 or 45%. This increase was due primarily to increases in the net revenues of Y-107 NY, the Chicago stations, and the acquisition of "The Edge" in Phoenix. These increases in revenues were partially offset by the decrease in net revenues of $1,368,000 for WRKL-AM which was sold by the Company in March 1999. The existing radio stations' (owned for all of 1999 and 1998) net revenue growth compared with the corresponding period in the prior year was $2,437,000 or 19%.

    STATION OPERATING EXPENSES excluding depreciation and amortization for the year ended December 31, 1999 were $23,617,000 compared with $17,525,000 in the year ended December 31, 1998, an increase of $6,092,000 or 35%. This increase was due principally to the start-up operations of 92 KISS FM in

November 1998 and "The Edge" in July 1999 and the increased station operating expenses of the "The EightiesChannel" throughout the twelve months ended December 31, 1999, offset by a decrease in station operating expenses at WRKL-AM of $1,531,000 for the corresponding twelve month period in 1999 due to its sale in March 1999.

    DEPRECIATION AND AMORTIZATION EXPENSES for the year ended December 31, 1999 were $3,812,000 compared with $2,528,000 for the year ended December 31, 1998, an increase of $1,284,000 or 51%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Phoenix Stations which were acquired in July and September 1999 and Chicago Stations which were acquired in August 1998 and February 1999.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended
December 31, 1999 were $4,371,000 compared with $2,527,000 for the year ended December 31, 1998, an increase of $1,844,000 or 73%. This increase was due primarily to a severance payment to the Company's prior Chief Executive Officer and increased administrative expenses to support the growth of the company.

    INTEREST EXPENSE for the year ended December 31, 1999 was $16,953,000 compared with $12,608,000 for the year ended December 31, 1998, an increase of $4,345,000 or 34%. This increase reflects additional interest resulting from the issuance of the Notes on March 17, 1998 (the "Notes Offering") and its accreted principal amount for the year ended December 31, 1999 when compared to the corresponding period in 1998, offset by a decrease of $2,971,000 resulting from the pay off of the long-term debt in March 1998. In the years ended
December 31, 1999 and 1998, the weighted average outstanding total debt for the Company was $146,540,000 and $111,399,000, respectively. The weighted average rate of interest on the outstanding debt was 11.32% and 11.31%, respectively. Interest income for the year ended December 31, 1999 was $1,952,000 as compared to $3,076,000 for the year ended December 31, 1998.

    NET LOSSES for the year ended December 31, 1999 were $25,808,000 compared with $17,449,000 for the year ended December 31, 1998, an increase of $8,359,000 or 48%. The increase was primarily attributable to higher station operating expenses, depreciation and amortization expenses, corporate, general and administrative expenses, and net interest expense as well as the reduction in income tax benefit of $1,925,000. These increases were offset by a gain on sale of a station of $663,000, no extraordinary loss on extinguishment of debt, net of income taxes of $495,000 or employment stock incentive of $808,000 and increased net revenues for the twelve months ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    NET REVENUES in the year ended December 31, 1998 were $14,202,000 compared with $10,460,000 for the year ended December 31, 1997, an increase of $3,742,000 or 36%. This increase was primarily due to increases in the net revenues of Y-107 NY and the Los Angeles Stations and the commencement of operations of Chicago Stations in February 1998. Same stations' revenue growth compared with the prior year was $2,604,000, or 25%.

    STATION OPERATING EXPENSES excluding depreciation and amortization for the year ended December 31, 1998 were $17,525,000 compared with $12,979,000 in the year ended December 31, 1997, an increase of $4,546,000 or 35%. This increase was due principally to the Chicago Stations commencing operations in early February 1998.

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

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended
December 31, 1998 were $2,527,000 compared with $1,745,000 for the year ended December 31, 1997, an increase of $782,000 or 45%. This increase is due to increased expenses resulting from the Company becoming a public entity on December 24, 1997, such as directors' and officers' liability insurance of $160,000, professional and legal fees of $210,000, audit and tax fees of $116,000, and printing and filing fees of $121,000, and increased administrative expenses of $200,000 to support the growth of the Company.

    INTEREST EXPENSE for the year ended December 31, 1998 was $12,608,000 compared with $4,488,000 for the year ended December 31, 1997, an increase of $8,120,000 or 181%. This increase reflects additional interest of $11,948,000 on the Notes offset by a decrease of $2,971,000 resulting from pay off of the long-term debt. In the years ended December 31, 1998 and 1997, the weighted average outstanding total debt for the Company was $111,399,000 and $56,898,000, respectively. The weighted average rate of interest on the outstanding debt was 11.3% and 7.6%, respectively. Interest income for the year ended December 31, 1998 was $3,076,000 as compared to $20,000 for the year ended December 31, 1997. This increase was a result of investing the proceeds from the issuance of the Notes on March 17, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of the Los Angeles Stations, the NY Stations, and the Chicago Stations, and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because its broadcast properties are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in major markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), under the Old Credit Facility and the issuance of the Notes. The Company has entered into employment contracts with 24 individuals, mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $2,908,000 in 2000, $888,000 in 2001 and $442,000 in 2002.

    The Company has never paid cash or stock dividends. The Company will continue to report net losses throughout the start up period for the Los Angeles, Chicago and Phoenix Stations. Furthermore, it intends to retain future earnings for use in its business and does not anticipate paying dividends on shares of its common stock in the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

    In each of the years ended December 31, 1997, 1998 and 1999, the Company reported cash used in operations. In the year ended December 31, 1997, the deficit was predominantly due to the start-up operating losses of Y-107 NY and increased interest expense for borrowings under the Old Credit Facility to finance the Y-107 NY and Chicago radio station acquisitions. In the years ended December 31, 1998 and 1999 the negative cash flow was predominantly due to the funding of start-up operations at New York, "The EightiesChannel", and 92 KISS FM Chicago.

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $488,000, $2,441,000 and $2,941,000 in the years ended December 31, 1997, 1998 and 1999, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, computer support equipment, and the purchase of promotional vehicles for the new station properties. In the year ended 1998, the Company purchased $125,609,000 in marketable securities with proceeds from the Notes Offering of which $77,193,000 were sold during the year. In the year ended 1999, the Company purchased $34,508,000 in marketable securities and sold $74,916,000 to generate cash for the purchase of radio stations. Cash paid and advanced for assets of radio stations acquired were $21,967,000, $23,244,000 and $36,177,000 in the years ended December 31, 1997,
1998 and 1999, respectively. See note 3 on acquisitions.

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

    The Company completed a private placement of $174.0 million aggregate principal amount at maturity of Notes on March 17, 1998 (the "issue date"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and intends to use the remaining proceeds for general working capital purposes.

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

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's Restricted Subsidiaries, as defined in the Indenture governing the Notes; as of December 31, 1999, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its Restricted Subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. At December 31, 1999 the Company is in compliance with all covenants and other restrictions under the Notes.

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

    In connection with the consummation of the Notes Offering, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's Los Angeles and any other Stations' cash flow as agreed to from time to time. The Revolving Credit Facility will mature on the fifth anniversary of the issue date and amounts outstanding under the Revolving Credit Facility will bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin will initially be 2.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin will initially be 3.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company's and its restricted subsidiaries' assets. The Company will pay fees of
0.5 percent per annum, on the aggregate unused portion of the facility.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, limitations on the incurrence of additional indebtedness, restrictions on sales of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain minimum interest coverage ratios. The Company is currently in compliance with all covenants and restrictions under the Revolving Credit Facility and anticipates that it will continue to meet the requirements of the Revolving Credit Facility.

    The Revolving Credit Facility contains customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults, revocation of any of the Company's broadcast licenses and change in control. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control" as defined in the Revolving Credit Facility. For purposes of the Revolving Credit Facility, a "change of control" will occur when (i) any person or group other than the Principal Stockholders and their affiliates obtains the power to elect a majority of the Board of Directors, (ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses, or when (iii) the Board of Directors does not consist of a majority of continuing directors, as defined. As of the date of this report, the Company has no binding commitments for any transactions that would result in a "change of control".

    After giving effect to the Notes Offering and application of the net proceeds therefrom, the Company had available approximately $10.3 million of cash and cash equivalents on hand and marketable securities at December 31, 1999 and has unused borrowing capacity of $4.2 million under the Revolving Credit

Facility, which can be used for working capital purposes, including financing any such acquisitions. Cash on hand and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that the remaining net proceeds of the Notes Offering, its available borrowing capacity and its broadcast cash flow from operations will be sufficient to finance its capital expenditure programs, as well as existing operational and debt service requirements, through December 31, 2000. Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to acquire and build a major market broadcast group; and (ii) the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable to successfully implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              BIG CITY RADIO, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
BIG CITY RADIO, INC.
Report of KPMG LLP, Independent Auditors....................     30
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................     31
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................     32
Consolidated Statement of Stockholders' Equity
  (Deficiency)..............................................     33
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................     34
Notes to Consolidated Financial Statements..................     35

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
of Big City Radio, Inc.:

    We have audited the accompanying consolidated balance sheets of Big City Radio, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big City Radio, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
March 10, 2000

                              BIG CITY RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,285,000   $  2,431,000
  Cash held in escrow (note 3)..............................       450,000        275,000
  Cash held in investment, restricted (note 4)..............     3,350,000      1,934,000
  Marketable securities (note 2)............................    48,416,000      7,859,000
  Accounts receivable, net of allowance of $119,000 and
    $235,000 in 1998 and 1999, respectively.................     3,362,000      6,090,000
  Interest receivable.......................................     1,574,000        526,000
  Prepaid expenses and other current assets.................       603,000        920,000
                                                              ------------   ------------
Total current assets........................................    63,040,000     20,035,000
Property and equipment, net (note 5)........................     4,512,000      7,145,000
Intangibles, net (note 6)...................................    80,309,000    113,873,000
Deferred financing fees, net................................     4,052,000      3,399,000
Other assets................................................       169,000         59,000
                                                              ------------   ------------
Total assets................................................  $152,082,000   $144,511,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    518,000   $    822,000
  Accrued expenses..........................................     1,186,000      3,146,000
  Promissory notes (note 8).................................     1,175,000        881,000
  Other current liabilities.................................       112,000         93,000
                                                              ------------   ------------
Total current liabilities...................................     2,991,000      4,942,000
                                                              ============   ============
Long-term liabilities:
  Senior discount notes (note 7)............................   136,776,000    152,596,000
  Promissory notes (note 8).................................       881,000             --
  Other long-term liabilities...............................       570,000        498,000
  Deferred income tax liabilities (note 12).................     2,473,000      2,410,000
Stockholders' equity (deficiency) (note 13):
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 1998 and
    1999....................................................            --             --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 5,818,817
    shares and 6,218,817 shares in 1998 and 1999,
    respectively............................................        58,000         62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 1998 and 1999.................................        83,000         83,000
  Additional paid-in capital................................    27,831,000     29,458,000
  Other comprehensive loss (note 2).........................            --       (149,000)
  Accumulated deficit.......................................   (19,581,000)   (45,389,000)
                                                              ------------   ------------
                                                                 8,391,000    (15,935,000)
                                                              ------------   ------------
Total liabilities and stockholders' equity (deficiency).....  $152,082,000   $144,511,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                          1997           1998           1999
                                                      ------------   ------------   ------------
Gross revenues......................................  $ 11,731,000   $ 15,883,000   $ 23,296,000
Less commissions and fees...........................     1,271,000      1,681,000      2,692,000
                                                      ------------   ------------   ------------
  Net revenues......................................    10,460,000     14,202,000     20,604,000
                                                      ------------   ------------   ------------
Operating expenses:
Station operating expenses, excluding depreciation
  and amortization..................................    12,979,000     17,525,000     23,617,000
Corporate, general and administrative expenses......     1,745,000      2,527,000      4,371,000
Employment stock incentives (note 13)...............     3,863,000        808,000             --
Depreciation and amortization.......................     1,791,000      2,528,000      3,812,000
                                                      ------------   ------------   ------------
  Total operating expenses..........................    20,378,000     23,388,000     31,800,000
                                                      ------------   ------------   ------------
  Operating loss....................................    (9,918,000)    (9,186,000)   (11,196,000)

Other income (expenses):
Gain on sale of station (note 3)....................            --             --        663,000
Interest income.....................................        20,000      3,076,000      1,952,000
Interest expense....................................    (4,488,000)   (12,608,000)   (16,953,000)
Other, net..........................................        81,000       (224,000)      (337,000)
                                                      ------------   ------------   ------------
  Total other (expenses)............................    (4,387,000)    (9,756,000)   (14,675,000)
                                                      ------------   ------------   ------------
Loss before benefit from income taxes and
  extraordinary loss................................   (14,305,000)   (18,942,000)   (25,871,000)
Income tax benefit, net (notes 2 and 12)............     1,050,000      1,988,000         63,000
Deferred income taxes resulting from conversion to
  C Corporation status (notes 2 and 12).............    (3,350,000)            --             --
                                                      ------------   ------------   ------------
  Loss before extraordinary loss....................   (16,605,000)   (16,954,000)   (25,808,000)
Extraordinary loss on extinguishment of debt, net of
  income taxes (notes 7 and 9)......................      (313,000)      (495,000)            --
                                                      ------------   ------------   ------------
  Net loss..........................................   (16,918,000)   (17,449,000)   (25,808,000)
                                                      ============   ============   ============

Basic and diluted loss per share:
Loss before extraordinary item......................  $      (1.74)  $      (1.21)  $      (1.83)
Extraordinary item..................................         (0.03)         (0.03)            --
                                                      ------------   ------------   ------------
  Net loss..........................................  $      (1.77)  $      (1.24)  $      (1.83)
                                                      ============   ============   ============

Weighted average shares outstanding.................     9,539,000     14,026,000     14,136,000
                                                      ============   ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                     COMMON STOCK         ADDITIONAL        OTHER
                                 ---------------------     PAID-IN      COMPREHENSIVE   ACCUMULATED
                                   SHARES      AMOUNT      CAPITAL          LOSS          DEFICIT         TOTAL
                                 ----------   --------   ------------   -------------   ------------   -----------
Balance at December 31, 1996...   9,375,520   $ 94,000   $  6,395,000             --    $(10,289,000)  $(3,800,000)
Capital contribution related to
  employment incentive
  (note 13)....................          --         --      3,713,000             --              --     3,713,000
Net loss in the period January
  1, 1997 to the date of the
  change in tax status, October
  1, 1997......................          --         --             --             --     (11,435,000)  (11,435,000)
Reinstatement of deferred
  income taxes relating to
  conversion to C Corporation
  status (notes 2 and 12)......          --         --             --             --      (3,350,000)   (3,350,000)
Reclassification of accumulated
  deficit to paid-in capital in
  connection with the
  termination of S Corporation
  status.......................          --         --    (25,074,000)            --      25,074,000            --
Stock option awards
  (note 13)....................          --         --        150,000             --              --       150,000
Equity contribution and
  reclassification
  (note 13)....................          --         --     13,345,000             --              --    13,345,000
Initial public offering
  (note 13)....................   4,600,000     46,000     28,495,000             --              --    28,541,000
Net loss in the period
  following conversion to C
  Corporation..................          --         --             --             --      (2,132,000)   (2,132,000)
                                 ----------   --------   ------------   ------------    ------------   -----------
Balance at December 31, 1997...  13,975,520    140,000     27,024,000             --      (2,132,000)   25,032,000
Capital contribution related to
  employment incentive
  (note 13)....................      93,755      1,000        807,000             --              --       808,000
Net loss.......................          --         --             --                    (17,449,000)  (17,449,000)
                                 ----------   --------   ------------   ------------    ------------   -----------
Balance at December 31, 1998...  14,069,275    141,000     27,831,000             --     (19,581,000)    8,391,000
Capital contribution related to
  employment incentive
  (note 13)....................          --         --         31,000             --              --        31,000
Unrealized loss on marketable
  securities...................          --         --             --       (149,000)             --      (149,000)
Acquisition of Hispanic
  Internet Holdings
  (note 3).....................     400,000      4,000      1,596,000             --              --     1,600,000
Net loss.......................          --         --             --             --     (25,808,000)  (25,808,000)
                                 ----------   --------   ------------   ------------    ------------   -----------
Balance at December 31, 1999...  14,469,275   $145,000     29,458,000       (149,000)    (45,389,000)  (15,935,000)
                                 ==========   ========   ============   ============    ============   ===========

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                1997           1998          1999
                                                             -----------   ------------   -----------
Cash flows from operating activities:
  Net loss.................................................  (16,918,000)   (17,449,000)  (25,808,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization............................    1,791,000      2,528,000     3,812,000
  Deferred income taxes (notes 2 and 12)...................    2,100,000     (2,100,000)      (63,000)
  Non cash interest........................................      140,000     11,948,000    16,504,000
  Gain on sale of station (note 3).........................           --             --      (663,000)
  Loss on disposal of fixed assets.........................           --             --        11,000
  Disposal of fixed assets.................................           --             --        33,000
  Employment stock incentives (note 13)....................    3,863,000        808,000            --
  Extraordinary loss on extinguishment of debt (notes 7 and
    9).....................................................      513,000        582,000            --
  Changes in operating assets and liabilities, net of
    acquisitions:
    (Increase) decrease in assets:
  Accounts receivable......................................     (788,000)    (1,037,000)   (2,728,000)
  Interest receivable......................................           --     (1,574,000)    1,048,000
  Prepaid expenses and other current assets................     (210,000)      (351,000)      (67,000)
  Other assets.............................................       (9,000)      (124,000)      110,000
    Increase (decrease) in liabilities:
  Accounts payable.........................................      295,000       (607,000)      304,000
  Accrued expenses.........................................      929,000       (197,000)    1,960,000
  Other liabilities........................................     (367,000)      (185,000)      (91,000)
                                                             -----------   ------------   -----------
    Net cash used in operating activities..................   (8,661,000)    (7,758,000)   (5,638,000)
                                                             -----------   ------------   -----------
Cash flows from investing activities:
  Purchase of property and equipment.......................     (488,000)    (2,441,000)   (2,941,000)
  Purchase of marketable securities........................           --   (125,609,000)  (34,508,000)
  Sale of marketable securities............................           --     77,193,000    74,916,000
  Cash paid and advanced for assets of radio stations
    acquired...............................................  (21,967,000)   (23,244,000)  (36,177,000)
  Cash held in restricted investment.......................           --     (3,350,000)    1,416,000
  Cash received for disposal of fixed assets...............           --             --        58,000
  Cash received for radio station sold.....................      513,000             --     1,195,000
                                                             -----------   ------------   -----------
    Net cash provided by (used in) investing activities....  (21,942,000)   (77,451,000)    3,959,000
                                                             -----------   ------------   -----------
Cash flows from financing activities:
  Loans from stockholders..................................      801,000             --            --
  Proceeds from offering of Senior Discount Notes, net of
    discount and fees of $4,568,000........................           --    120,808,000            --
  Drawdown on credit facility, net of fees paid of
    $793,000, $0 and $0 in 1997, 1998, and 1999,
    respectively...........................................   30,007,000      2,500,000            --
  Repayment of existing credit facility....................  (28,900,000)   (32,600,000)           --
  Repayment of promissory notes............................           --       (294,000)   (1,175,000)
  Proceeds from initial public offering....................   28,541,000             --            --
                                                             -----------   ------------   -----------
    Net cash provided by (used in) financing activities....   30,449,000     90,414,000    (1,175,000)
                                                             -----------   ------------   -----------
    Change in cash and cash equivalents....................     (154,000)     5,205,000    (2,854,000)
Cash and cash equivalents at beginning of year.............      234,000         80,000     5,285,000
                                                             -----------   ------------   -----------
Cash and cash equivalents at end of year...................       80,000      5,285,000     2,431,000
                                                             ===========   ============   ===========

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

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

    The Company owns and operates radio broadcasting stations. As of December 31, 1999, the Company owned three FM stations in Southern California, KLYY-FM Arcadia, KVYY-FM Ventura and KSYY-FM Fallbrook (programmed as "Viva 107.1"). In the New York area, the Company owns four radio properties, WYNY-FM Westchester County, New York (the "Original New York Stations"), WWZY-FM Monmouth, New Jersey, WWXY-FM Hampton Bays, New York and WWYY-FM Hackettstown, New Jersey. WWXY-FM, WWZY-FM, WWVY-FM, and WWYY-FM are programmed as "New Country Y-107." In the Chicago area, the Company owns six radio properties, WXXY-FM Highland Park, Illinois, WYXX-FM Morris, Illinois (programmed as "FM 103.1"), WKIE-FM Arlington Heights, Illinois, WKIF-FM Kankakee, Illinois, WDEK-FM DeKalb, Illinois (programmed as "92 KISS FM") and WLBK-AM DeKalb, Illinois. In the Phoenix area, the Company owns four radio properties, KEDJ-FM Sun City, Arizona, KDDJ-FM Globe, Arizona, KBZR-FM Arizona City, Arizona (programmed as "The Edge") and KSSL-FM Wickenburg, Arizona (programmed as "Que Buena").

    The Company also owns Hispanic Internet Holdings, Inc. which owns TodoAhora.com, a bilingual Internet portal, which will deliver a full range of Internet programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities.

    Since inception, the Company has incurred substantial losses and has never generated positive cash flows from operations. The Company's recent purchases and reformatting of radio stations in its markets are currently contributing to the Company's losses. The Company believes that losses will continue while the Company pursues its strategy of acquiring and developing radio stations and in developing the Internet portal site. In March 1998, the Company successfully completed the offering (the "Note Offering") of $174,000,000 aggregate principal amount at maturity of the Company's 11 1/4% Senior Discount Notes due 2005 (the "Notes," see Note 7). The net proceeds of approximately $120,808,000 from this offering were used to repay approximately $32,800,000 of the Old Credit Facility (as hereinafter defined; see Note 7). Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") in the amount of
$15 million (see Note 7). The Company believes the proceeds from the Note Offering, together with the Revolving Credit Facility, will be sufficient to permit it to develop and operate existing properties through at least
December 31, 2000.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Big City Radio, Inc. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

    Cash equivalents of $1.9 million with maturities less than three months were included in cash and cash equivalents at December 31, 1999.

MARKETABLE SECURITIES

    Marketable securities at December 31, 1998 and 1999 consist of U.S. Treasury, mortgage-backed, corporate debt securities. The Company classifies its debt securities as available-for-sale. Securities are recorded at fair value with the unrealized holding gain or loss, net of the related tax effect, excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. As of December 31, 1999, $0.1 million of unrealized holding losses were recorded. Proceeds from the sale of securities were $74.9 million in 1999. Gross realized losses were $0.3 million in 1999 and has been included in interest income, net.

    A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a charge to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

INTANGIBLE ASSETS

    Intangible assets include the portion of the purchase price allocable to FCC broadcast licenses, which are amortized on a straight-line method over 40 years. Covenants not to compete, signed as part of station

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acquisition agreements, are amortized over the period of the agreements, generally three years. Goodwill resulting from the acquisition of the Hispanic Internet Holdings, Inc. is amortized over five years.

    It is the Company's policy to account for intangible assets at the lower of amortized cost or fair market value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that they are impaired. If this review indicates that the intangibles will not be recoverable as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to their estimated fair market value. The Company has determined that intangibles are fairly stated at December 31, 1999.

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

                           DECEMBER 31, 1998 AND 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

    The carrying amounts reported in the balance sheets for cash, current receivables, accounts payable and accrued expenses approximate fair value.

    The carrying value and fair value of Senior Discount Notes are $152.6 million and $112.2 million, respectively, at December 31, 1999. Fair values of Senior Discount Notes are based on market prices.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company believes that concentration of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company estimates uncollectible accounts on a periodic basis. The Company has not experienced significant losses relating to accounts receivable. For periods ended December 31, 1997, 1998 and 1999, no customer accounted for more than 10% of revenues.

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

ADVERTISING

    The Company charges advertising costs, as incurred, to expense. Advertising costs amounted to $1,275,000, $1,484,000 and $1,326,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

LOSS PER SHARE

    The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under SFAS No. 128 basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Stock options issued under the Company's 1997, 1998 and 1999 Incentive Stock Plan amounting to 572,500, 924,800 and 2,193,300 at December 31, 1997, 1998 and 1999,
respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTING FOR STOCK OPTIONS

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

REPORTING COMPREHENSIVE INCOME

    In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The statement required that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Accumulated other comprehensive income of the Company consists solely of net unrealized gains (losses) on available for sale investments.

(3) ACQUISITIONS AND DISPOSITIONS

    On November 1, 1999 the Company entered into a merger and registration rights agreement (the "Agreement") in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The transaction was accounted for as a purchase. The Company issued 400,000 shares of its Class A Common Stock with a fair market value of $4 per share. Under the terms of the Agreement, an additional 600,000 shares may be issued, (i) Over the next five years contingent upon the successful achievement of certain annual revenue goals, or (ii) In the event of a sale or spin-off of the Internet company, prior to the fifth anniversary of the merger, for a valuation of at least $10 million, or (iii) In the event of a sale of Big City Radio prior to the fifth anniversary of the merger at a price of at least $4.00 per share.

    On September 28, 1999, the Company completed the acquisition of KSSL-FM (formerly KMYL-FM), Wickenburg, Arizona. The operations of this station have been included in the consolidated statements of operations from that date. The purchase price for this station was $5,600,000 excluding acquisition related expenses and was paid in cash. Management's preliminary estimate of the fair value of the assets acquired in this transaction, subject to further review and appraisal is as follows:

Building....................................................  $    8,000
Fixed assets................................................      92,000
FCC broadcast license.......................................   5,500,000

    On September 22, 1999, the Company completed the acquisition of KBZR-FM, Arizona City, Arizona. The operations of this station have been included in the consolidated statements of operations from that date. The purchase price for this station was $3,900,000 excluding acquisition related expenses

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED) and was paid in cash. Management's preliminary estimate of the fair value of the assets acquired in this transaction, subject to further review and appraisal is as follows:

Land........................................................  $   20,000
Fixed assets................................................      73,000
FCC broadcast license.......................................   3,807,000

    On July 30, 1999, the Company completed the acquisition of the simulcast stations, KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona. The operations of these stations have been included in the consolidated statements of operations from that date. The purchase price for these stations was $22,000,000 excluding acquisition related expenses and was paid in cash. Management's preliminary estimate of the fair value of the assets acquired in this transaction, subject to further review and appraisal is as follows:

Building....................................................  $   461,000
Fixed assets................................................      227,000
FCC broadcast license.......................................   21,312,000

    On April 30, 1999 the Company signed an acquisition agreement whereby the assets of radio station KLVA-FM, Casa Grande, Arizona would be exchanged for the assets of radio station KDDJ-FM, Globe, Arizona, subject to the consummation of its purchase which occurred on July 30, 1999. Accordingly, in April 1999 the Company deposited into an escrow account the amount of $275,000 in good faith consideration. In February 2000, the Company paid the balance in the escrow account and an additional amount, totaling $550,000 to cancel the signed KLVA-FM acquisition.

    On March 26, 1999, the Company sold the assets of radio station WRKL-AM, New City, New York to Polnet Communications, Ltd. for a sale price of $1.625 million. A gain of $663,000 on the sale of the station was recognized during the period.

    On February 25, 1999, the Company completed the acquisition of WDEK-FM and WLBK-AM, DeKalb, Illinois. The operations of these stations have been included in the consolidated statements of operations from that date. The purchase price for these stations was $4,500,000, excluding acquisition related expenses, of which $450,000 was deposited into an escrow account in April 1998 in anticipation of this purchase. Management's preliminary estimate of the fair value of the assets acquired in these transactions, subject to further review and appraisal, is as follows:

                                                         WDEK-FM     WLBK-AM
                                                        ----------   --------
Building..............................................  $       --   $150,000
Fixed assets..........................................     165,000    141,000
FCC broadcast license.................................   3,735,000    309,000

    On August 4 and 7, 1998, the Company completed the acquisitions of WKIE-FM, Arlington Heights, Illinois (formerly WCBR-FM) and WKIF-FM (formerly WLRT-FM), Kankakee, Illinois. The operations of these stations have been included in the consolidated statements of operations from these dates. The purchase price for these stations was $19,500,000 excluding acquisition related expenses, of which

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
$19,000,000 was paid in cash. The fair value of the WKIE-FM and WKIF-FM assets acquired, exclusive of acquisition costs, is as follows:

                                                         WKIE-FM      WKIF-FM
                                                       -----------   ---------
Fixed assets.........................................  $   100,000     102,000
FCC broadcast license................................   14,400,000   4,898,000

    On April 27, 1998, the Company signed an agreement to acquire all of the stock of Radio New Jersey, owner of the FCC licenses of WWYY-FM (formerly WRNJ-FM) and WRNJ-AM, New Jersey. Simultaneously with the execution of this acquisition agreement, the Company agreed to sell substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. These acquisitions and sale were completed on August 14, 1998. The Company liquidated Radio New Jersey and transferred the FCC license of WWYY-FM to its Subsidiary Guarantor, Big City Radio-NYC, L.L.C. The aggregate purchase price for WWYY-FM was $5,350,000 excluding acquisition related expenses, of which $3,000,000 was paid in cash and the remainder was satisfied by the issuance of two promissory notes totaling $2,350,000, bearing interest at 8.5% per annum. The Company managed the operations of WWYY-FM for a fee from April 27, 1998 up to the effective date under a local marketing agreement ("LMA"). Revenue, programming expenses and other reimbursable expenses pursuant to the LMA have been included in the accompanying consolidated financial statements as have LMA fees of approximately $54,000. Upon final review and appraisal, the fair value of the WWYY-FM assets acquired in these transactions, exclusive of acquisition costs, is determined to be as follows:

Fixed assets................................................  $   25,000
FCC broadcast license.......................................   7,798,000

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

    On August 8, 1997, the Company acquired substantially all of the assets of WXXY-FM Chicago for a purchase price of $9,500,000 and WYXX-FM Chicago for a purchase price of $1,100,000. The fair value of the WXXY-FM and WYXX-FM assets acquired, exclusive of acquisition costs, is as follows:

                                                         WXXY-FM     WYXX-FM
                                                        ----------   --------
Fixed assets..........................................  $  119,000   154,000
FCC broadcast license.................................   9,381,000   946,000

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

                           DECEMBER 31, 1998 AND 1999

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

Fixed assets................................................  $   833,000
FCC broadcast license.......................................   11,157,000
Covenant not to compete.....................................       10,000

    LMA fees are reflected in the accompanying consolidated financial statements as station operating expenses.

    On April 1, 1997, the Company acquired substantially all the assets of WWXY-FM Hampton Bays, New York, for a purchase price of $4,000,000. The Company managed the operations of WWXY-FM for a fee from December 31, 1996 up to the effective acquisition date under a LMA. Revenue, programming expenses and other reimbursable expenses pursuant to the LMA have been included in the accompanying consolidated financial statements as have LMA fees of $165,000 for the year ended December 31, 1997. The fair value of WWXY-FM assets acquired, exclusive of acquisition costs, is as follows:

Fixed assets................................................  $   55,000
FCC broadcast license.......................................   3,795,000
Consulting agreement........................................     150,000

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

    Immediately before the simultaneous purchase and multiparty tax-free exchange, Q was merged into Big City Radio (see Note 1). Two Connecticut radio stations (WSTC-AM and WKHL-FM), which comprised the sole operating assets of Q (the "Q stations") were transferred to the acquirer of the Q stations for $9,500,000, of which $500,000 was held in escrow until May 31, 1997. Substantially all of the cash received from such acquirer plus cash provided by Big City Radio was transferred by the "qualified intermediary" to the third party disposing of the Los Angeles Stations in connection with the tax-free exchange of the Q stations for the Los Angeles Stations and the purchase of the assets of KWIZ-FM. For financial reporting purposes, the Company accounted for the transfer of the Q stations as a sale and recorded a gain of $6,608,000. In connection with the merger of Q and Big City Radio, the stockholders

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED) contributed $5,119,000 of loans payable by the Company to equity and received 3,287,520 additional shares of Common Stock.

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

Fixed assets................................................  $   437,000
FCC broadcast licenses......................................   26,085,000
Covenant not to compete.....................................       68,000

    LMA fees are reflected in the accompanying consolidated statements of operations as station operating expenses.

    The following unaudited pro forma results of operations illustrate the effect of the acquisition of WKIE-FM, WKIF-FM and WWYY-FM during 1998 and WDEK-FM, KEDJ-FM, KDDJ-FM, KBZR-FM and KSSL-FM during 1999 and assumes that the acquisitions occurred at the beginning of the fiscal year 1998:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Net revenues.......................................   16,466,000    20,901,000
Income (loss) before extraordinary items...........  (18,157,000)  (26,259,000)
Net income (loss)..................................  (18,652,000)  (26,259,000)
Pro forma loss per share...........................        (1.33)        (1.86)

(4) CASH HELD IN INVESTMENT, RESTRICTED

    The restricted cash balance collateralizes three letters of credit outstanding at December 31, 1999. Two of the letters of credit relate to the promissory notes issued in conjunction with the acquisition of WWYY-FM (see
Note 3 of consolidated financial statements, Acquisitions & Dispositions). The other letter of credit relates to the Chicago office lease. According to the lease agreement, the Company agreed to deposit the sum of $1,000,000 as security in the form of an unconditional and irrevocable letter of credit. The amount of the letter of credit will decrease $200,000 each year over 5 years.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(5) PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1998 and 1999 were as follows:

                                                           1998        1999
                                                         ---------   ---------
Land...................................................    377,000     347,000
Building and improvements..............................  1,117,000   1,611,000
Transmitter equipment..................................  3,293,000   6,044,000
Furniture and office equipment.........................    921,000   1,340,000
Vehicles...............................................    464,000     466,000
                                                         ---------   ---------
                                                         6,172,000   9,808,000
Less accumulated depreciation..........................  1,660,000   2,663,000
                                                         ---------   ---------
                                                         4,512,000   7,145,000
                                                         =========   =========

(6) INTANGIBLES

    Intangibles at December 31, 1998 and 1999 are as follows:

                                                         1998         1999
                                                      ----------   -----------
FCC broadcast licenses..............................  83,675,000   118,152,000
Covenants not to compete............................     678,000       678,000
Goodwill............................................          --     1,594,000
                                                      ----------   -----------
                                                      84,353,000   120,424,000
Less accumulated amortization.......................   4,044,000     6,551,000
                                                      ----------   -----------
                                                      80,309,000   113,873,000
                                                      ==========   ===========

(7) SENIOR DISCOUNT NOTES

OFFERING OF SENIOR DISCOUNT NOTES

    On March 17, 1998 (the "issue date"), the Company completed the Note Offering. The $174,000,000 aggregate principal amount at maturity of Notes were issued at a discount generating gross proceeds to the Company of approximately $125.4 million. They mature on March 15, 2005. The Notes will accrete in value until March 15, 2001 at a rate of 11.25% per annum, compounded semiannually, to an aggregate principal amount of $174.0 million. Commencing on March 16, 2001, interest on the Notes will accrue at a rate of 11.25% per annum and will be payable semiannually in cash on March 15 and September 15 of each year, commencing on September 15, 2001.

    Except as described below, the Company may not redeem the Notes prior to March 15, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at certain redemption prices together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time on or prior to March 15, 2001, the Company may, at its option, redeem in the aggregate up to 33 1/3% of the original principal amount of the Notes with net cash proceeds of one or more Equity Offerings received by the Company so long as there is a public market for the Company's Class A Common Stock at the time of such redemption, at a redemption price equal to 111.25% of the accreted value thereof to be redeemed, to

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(7) SENIOR DISCOUNT NOTES (CONTINUED)
the date of redemption; provided that at least 66 2/3% of the original principal amount of the Notes remains outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon a Change of Control (as such term is defined in the Notes), each holder of Notes has the right to require the Company to make an offer to purchase the Notes at a price equal to 101% of the accreted value of such Notes prior to March 15, 2001, or 101% of the principal amount of such Notes thereafter, together with accrued and unpaid interest, if any, to the date of the purchase.

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

    Simultaneously with the consummation of the Notes, the Company entered into the Revolving Credit Facility providing for up to $15 million of availability, subject to certain available borrowing calculations. The Revolving Credit Facility matures on the fifth anniversary of the issue date and amounts outstanding under the Revolving Credit Facility bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin is 2.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio) or the London Inter-Bank Borrowing Rate (in which case the applicable margin is 3.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company and its subsidiaries' assets. The Company will pay fees of .5% per annum, on the aggregate unused portion of the facility. Upon entering into the Revolving Credit Facility, the Company recorded a loss on extinguishment of the Old Credit Facility which consisted of the unamortized deferred financing fees of $582,000. This expense is reported, net of its tax effect of $87,000, as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 1998.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, limitations on the incurrence of additional indebtedness, restrictions on sale of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain financial ratios, maximum total leverage, minimum interest coverage and minimum fixed charge coverage. As of December 31, 1999 no amounts were drawn down on the Revolving Credit Facility. However, a $509,000 letter of credit related to the Century City office lease was issued under the Revolving Credit Facility.

    The Revolving Credit Facility contains customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults and revocation of any of the Company's broadcast licenses. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control." For purposes of the Revolving Credit Facility, a change of control will occur when (i) any person or group other than the Principal Stockholders and their affiliates obtains the power to elect a

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(7) SENIOR DISCOUNT NOTES (CONTINUED)
majority of the Board of Directors, (ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses or
(iii) the Board of Directors does not consist of a majority of continuing directors.

SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the Notes (the "Indenture"), the direct subsidiaries of Big City Radio, Inc.-consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C., and Big City Radio-Phoenix, L.L.C. (collectively, the Subsidiary Guarantors) have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

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

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of December 31, 1998 and 1999 and

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(7) SENIOR DISCOUNT NOTES (CONTINUED)
for the year ended, December 31, 1998 and 1999 on an "as if pooling" basis given the common control relationship of Big City Radio, Inc. and the Subsidiary Guarantors.

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Current assets.....................................           --            --
Noncurrent assets..................................  $80,295,000   112,331,000
Current liabilities................................           --            --
Noncurrent liabilities.............................           --            --

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1999
                                                      -----------   ----------
Net sales...........................................           --           --
Costs and expenses..................................           --           --
Depreciation and amortization.......................  $ 1,679,000    2,499,000
Net loss............................................   (1,679,000)  (2,499,000)

    The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

(8) PROMISSORY NOTES

    In August 1998, the Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WWYY-FM and WRNJ-AM. The aggregate purchase price was $5.4 million excluding acquisition-related expenses, of which $3.0 million was paid in cash and the remainder was satisfied by the issuance of two promissory notes.

    The principal amount of these Notes are due and payable in eight equal consecutive quarterly installments of $147,000 each, commencing on November 1, 1998, together with interest in arrears on the unpaid principal balance at an annual rate equal to 8.5%. Future minimum note payments at December 31, 1999 for the remainder of the term, excluding interest, is $881,000.

    The principal amount and interest paid on these promissory notes during 1999 was $1,175,000 and $137,000, respectively. The principal amount and interest paid on these promissory notes during 1998 was $294,000 and $43,000, respectively.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

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

    On December 24, 1997, following the initial public offering of the Company's Class A Common Stock, the Old Credit Facility was substantially amended to comprise a new $35 million reducing revolving credit facility. Outstanding amounts under the Old Credit Facility as so amended bore interest at a rate based, at the option of the Company, on the participating bank's prime rate, plus 1.5% to 2.0% or the London Inter-Bank Borrowing Rate, plus 2.5% to 3.0%, except for guaranteed amounts which bear interest at 1% less. A Principal Stockholder of the Company had guaranteed $6 million of the outstanding amounts. As consideration for agreeing to the amendment of the Old Credit Agreement, the Company paid financing fees of $612,000. These fees were to be amortized over the period of the Old Credit Agreement. In addition, the Company agreed to pay a commitment fee quarterly equal to 0.5% per annum on the average unused available credit. Upon entering into the Old Credit Facility as so amended, the Company recorded a loss on extinguishment of the Old Credit Facility as in effect prior to such amendment which consisted of the existing unamortized deferred financing fees of $513,000. This expense is reported, net of its tax effect of $200,000, as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 1997.

    The interest rates for the guaranteed and non-guaranteed portions of the Old Credit Facility as of December 31, 1997 were 8.9% and 9.9%, respectively. Interest expense on the above facilities for the years ended December 31, 1997, and 1998 was $3,547,000 and $576,000, respectively.

    The Old Credit Facility contained certain financial and operational covenants and other restrictions with which the Company had to comply, including, among others, limitations on capital expenditures, limitations on the incurrence of additional indebtedness, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company, and requirements to maintain certain financial ratios. The Company was also prohibited from making acquisitions without the prior consent of Chase. All of the Company's obligations under the Old Credit Facility were secured by a first priority security interest in all of the Company's tangible and intangible property and assets.

    In March 1998, the Company repaid all amounts outstanding under the Old Credit Facility and terminated the Facility (see Note 7).

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(10) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases studio and office space, transmitter tower sites and office equipment under operating leases. Future minimum rental commitments for the remainder of the operating leases are as follows:

2000........................................................  $1,310,000
2001........................................................   1,226,000
2002........................................................   1,133,000
2003........................................................   1,000,000
2004........................................................     299,000
Thereafter..................................................      86,000
                                                              ----------
                                                              $5,054,000
                                                              ==========

    Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $383,000, $651,000 and $1,382,000, respectively.

EMPLOYMENT CONTRACTS

    The Company has entered into various employment contracts with 24 individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are as follows:

2000........................................................  $2,908,000
2001........................................................     888,000
2002........................................................     442,000
                                                              ----------
                                                              $4,238,000
                                                              ==========

CONTINGENT LIABILITIES

    The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or liquidity of the Company.

(11) SUPPLEMENTARY INFORMATION--STATEMENT OF CASH FLOWS

    The Company acquired vehicles during the years ended December 31, 1997 and 1998 through issuance of notes payable amounting to $33,000, and $39,000, respectively.

    Barter transactions resulted in sales of $850,000, $1,560,000 and $841,000 and related expenses of $797,000, $1,514,000 and $947,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    Cash paid for interest during the years ended December 31, 1997, 1998 and 1999 amounted to $4,395,000, $931,000 and $137,000, respectively.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(11) SUPPLEMENTARY INFORMATION--STATEMENT OF CASH FLOWS (CONTINUED) During the year ended December 31, 1997, the Principal Stockholders contributed notes payable of $13,345,000 to the Company's capital.

(12) INCOME TAXES

    Income tax expense for the year ended December 31, 1997, 1998 and 1999 is comprised of the following:

                                                 1997          1998        1999
                                              -----------   ----------   --------
Deferred tax expense resulting from
  conversion to C Corporation...............  $ 3,350,000           --        --
Deferred tax benefit........................   (1,050,000)  (2,013,000)  (63,000)
Tax benefit resulting from extraordinary
  loss......................................     (200,000)     (87,000)       --
Other.......................................           --       25,000        --
                                              -----------   ----------   -------
                                              $ 2,100,000   (2,075,000)  (63,000)
                                              ===========   ==========   =======

    The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate in 1997, 1998 and 1999 due to the following:

                                              1997          1998         1999
                                           -----------   ----------   ----------
Federal income taxes at the statutory
  rate...................................  $(4,864,000)  (6,833,000)  (9,055,000)
State income taxes net of any amount of
  Federal income tax benefit.............      (84,000)    (939,000)  (1,322,000)
Extraordinary loss.......................     (200,000)     (87,000)          --
Losses during status as an S
  Corporation............................    3,888,000           --           --
Conversion to C Corporation..............    3,350,000           --           --
Valuation Allowance......................           --    5,571,000   10,279,000
Other....................................       10,000      213,000       35,000
                                           -----------   ----------   ----------
                                           $ 2,100,000   (2,075,000)     (63,000)
                                           ===========   ==========   ==========

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(12) INCOME TAXES (CONTINUED)
    The components of deferred taxes at December 31, 1997, 1998 and 1999 are as follows:

                                             1997          1998         1999
                                          -----------   ----------   -----------
Deferred tax assets:
  Net operating loss....................  $ 1,603,000    6,030,000    10,077,000
  Other.................................      287,000      222,000       206,000
  Book interest expense/Tax OID 11.25%
    Senior Notes........................           --    4,902,000    11,950,000
                                          -----------   ----------   -----------
                                            1,890,000   11,154,000    22,233,000
                                          -----------   ----------   -----------
Deferred tax liabilities:
  Deferred gain.........................   (2,946,000)  (2,771,000)   (2,831,000)
  Book/Tax basis difference from WRNJ-FM
    stock purchase......................           --   (2,473,000)   (2,410,000)
  Depreciation and amortization.........   (1,044,000)  (2,307,000)   (2,490,000)
  Other.................................           --     (505,000)   (1,062,000)
                                          -----------   ----------   -----------
                                           (3,990,000)  (8,056,000)   (8,793,000)
                                          -----------   ----------   -----------
Sub-Total before valuation allowance....   (2,100,000)   3,098,000    13,440,000
Valuation Allowance.....................           --   (5,571,000)  (15,850,000)
                                          -----------   ----------   -----------
Net deferred tax asset (liability)......  $(2,100,000)  (2,473,000)   (2,410,000)
                                          ===========   ==========   ===========

    The Company has approximately $24,337,000 of net operating loss carryforwards for Federal income tax purposes. These NOLs begin to expire in 2017.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. At December 31, 1999, based on projections for future taxable income over the periods in which the level of deferred tax assets are deductible, management believes that it is unlikely that the Company will realize the benefits of all these deductible differences. Accordingly, a valuation allowance of $15,850,000 has been provided for the deferred tax assets for the year ended December 31, 1999.

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

    On December 24, 1997, the Company completed an initial public offering ("the Offering") of 4,600,000 shares of its Class A Common Stock, at an offering price of $7.00 per share. Simultaneously with the Offering, certain related transactions occurred.

    EQUITY CONTRIBUTION AND RECLASSIFICATION--Immediately prior to the consummation of the Offering, the Principal Stockholders contributed the entire amount of certain outstanding stockholders' loans in the amount of $13,345,000 made to the Company to the Company's capital (the "Equity Contribution"). Simultaneously with the Equity Contribution, each share of the Company's Common Stock, par value $.01

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED) per share (the "Old Common Stock"), was reclassified into 7,610 shares of Class A Common Stock and the Principal Stockholders exchanged each share of Class A Common Stock held by them for one share of Class B Common Stock (the foregoing reclassification and exchange is hereinafter referred to as the "Reclassification"). In addition, the Company converted from an S Corporation to a C Corporation.

    DESCRIPTION OF CAPITAL STOCK--The authorized capital stock of the Company consists of 120,000,000 shares of capital stock, par value $.01 per share, of which 80,000,000 shares are designated as Class A Common Stock and 20,000,000 shares are designated as Class B Common Stock. At December 31, 1999, 6,218,817 shares of Class A Common Stock were issued and outstanding and 8,250,458 shares of Class B Common Stock were issued and outstanding. In addition, 8,250,458 shares of Class A Common Stock are reserved for issuance upon conversion of the Class B Common Stock. Immediately prior to the consummation of the Offering, there was one holder of Class A Common Stock and two holders of Class B Common Stock.

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

    EMPLOYMENT INCENTIVE--On July 1, 1997, the Principal Stockholders transferred 68 shares of Old Common Stock to the then Chief Executive Officer as an employment incentive. The consolidated statement of operations for the year ended December 31, 1997 reflects a charge of $3,713,000 relating to the award. The charge represents the fair market value of the stock transferred and it has been reflected as a capital contribution in the accompanying consolidated financial statements.

    On June 18, 1998, the Company issued 93,755 shares of Class A Common Stock to the then Chief Executive Officer an as employment incentive, as required by an agreement executed prior to the Offering. The consolidated statement of operations for the year ended December 31, 1998 reflect a charge of $808,000 relating to the award. The charge represents the fair market value of the stock and it has been reflected as a capital contribution in the accompanying consolidated financial statements.

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

                           DECEMBER 31, 1998 AND 1999

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

    On July 6, 1998, the Board of Directors granted stock options to purchase an aggregate of 311,500 shares of Class A Common Stock under the 1998 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price of the then market value of $7.8125 per share. On July 22, 1998, the Company granted stock options to purchase an aggregate of 33,000 shares of Class A Common Stock to certain employees of the Company at an exercise price of $7.8125 per share. On November 30, 1998, the Board of Directors granted stock options to purchase an aggregate of 47,500 shares of Class A Common Stock under the 1998 Incentive Stock Plan to certain employees of the Company, at an exercise price of the then market value of $4.375 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter.

    On January 28, 1999, the Board of Directors granted stock options to purchase an aggregate of 75,000 shares of Class A Common Stock under the 1999 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price of the then market value of $3.4375 per share. On March 11, 1999, the Company granted stock options to purchase an aggregate of 25,000 shares of Class A Common Stock to certain employees of the Company at an exercise price of $4.313 per share. On July 19, 1999, the Board of

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)
Directors granted stock options to purchase an aggregate of 6,500 shares of Class A Common Stock under the 1999 Incentive Stock Plan to certain employees of the Company, at an exercise price of the then market value of $3.625 per share. On August 20, 1999, the Board of Directors granted stock options to purchase an aggregate of 10,000 shares of Class A Common Stock under the 1999 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price of the then market value of $4.0625 per share. On October 20, 1999, the Board of Directors granted stock options to purchase an aggregate of 151,000 shares of Class A Common Stock under the 1999 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price of the then market value of $3.4375 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter. At November 1, 1999, there were only 222,500 shares of common stock available for the grant of options under its 1999 Incentive Stock Plan. After examining the overall employee compensation, the Board of Directors concluded that additional shares of common stock be made available for the grant of options under the plan. Accordingly, the Board approved an amendment to the 1999 Incentive Stock Plan to increase the total number of shares of common stock that may be issued pursuant to options granted under the plan to 2,500,000 and to increase the aggregate number of shares of Class A Common Stock that may be issued to any one optionee under the plan from 100,000 to 1,000,000.

    On November 1, 1999, the Board of Directors granted stock options to purchase an aggregate of 770,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to certain employees and officers of the Company and certain other directors and advisors of the Company, at an exercise price of the then market value of $3.5625 per share. Also on November 1, 1999, the Board of Directors granted stock options to purchase an aggregate of 250,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to the new Chief Executive Officer of the Company, at an exercise price of $4 per share. On November 22, 1999, the Board of Directors granted stock options to purchase an aggregate of 25,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to a key employee of the Company, at an exercise price of $5 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter.

    Summary information pertaining to the plan for the year ended December 31, 1999 is as follows:

                                                                         WEIGHTED
                                       NUMBER OF    EXERCISE PRICE       AVERAGE
                                        SHARES        PER SHARE       EXERCISE PRICE
                                       ---------   ----------------   --------------
Outstanding at beginning of year.....         --   $ 4.375 - 7.8125        $7.00
Granted..............................  1,312,500      3.4375 - 5.00         3.67
Exercised............................         --                 --           --
Cancelled............................     44,000     4.375 - 7.8125         7.42
Outstanding at end of year...........  2,193,300    3.4375 - 7.8125         5.00
Exercisable at end of year...........  1,001,550    3.4375 - 7.8125         5.15
Available for grant at end of year...  1,306,700                              --

    At December 31, 1999, the weighted average remaining contractual life of all outstanding options was 9.14 years.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)
    Summary information pertaining to the plan for the year ended December 31, 1998 is as follows:

                                                                         WEIGHTED
                                        NUMBER OF   EXERCISE PRICE       AVERAGE
                                         SHARES        PER SHARE      EXERCISE PRICE
                                        ---------   ---------------   --------------
Outstanding at beginning of year......        --    $   6.00 - 7.00        $6.74
Granted...............................   391,500     4.375 - 7.8125         7.39
Exercised.............................        --                 --           --
Cancelled.............................    39,200      7.00 - 7.8125         7.19
Outstanding at end of year............   924,800     4.375 - 7.8125         7.00
Exercisable at end of year............   322,300     4.375 - 7.8125         6.62
Available for grant at end of year....    75,200                              --

    At December 31, 1998, the weighted average remaining contractual life of all outstanding options was 9.21 years.

    Summary information pertaining to the plan for the year ended December 31, 1997 is as follows:

                                                                            WEIGHTED
                                            NUMBER OF   EXERCISE PRICE      AVERAGE
                                             SHARES       PER SHARE      EXERCISE PRICE
                                            ---------   --------------   --------------
Outstanding at beginning of year..........        --              --            --
Granted...................................   572,500     6.00 - 7.00          6.74
Exercised.................................        --              --            --
Outstanding at end of year................   572,500     6.00 - 7.00          6.74
Exercisable at end of year................   150,000            6.00          6.00
Available for grant at end of year........   127,500                            --

    At December 31,1997, the weighted average remaining contractual life of all outstanding options was 10 years.

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Option
No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options granted at fair market value in the consolidated financial statements. Compensation cost was recorded for options granted below fair market value.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1998 AND 1999

(13) INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)
    In 1997, 1998 and 1999, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                          1997           1998           1999
                                      ------------   ------------   ------------
Net income (loss):
As reported.........................  $(16,918,000)  $(17,449,000)  $(25,808,000)
Pro forma...........................   (17,524,000)   (18,379,000)   (27,825,000)
Earnings (loss) per share:
As reported.........................         (1.77)         (1.24)         (1.83)
Pro forma...........................         (1.84)         (1.31)         (1.97)

    At December 31, 1997, 1998, and 1999 the per share weighted average fair value of stock options granted was $4.83, $4.98 and $2.41, respectively, on the date of grant using the modified Black- Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 5.57%, expected volatility of 50% and an expected life of 10 years for options granted in 1997 and 1998; expected dividend yield of 0%, risk-free interest rate of 5.85%, expected volatility of 50% and an expected life of 10 years for options granted in 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 18, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 18, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 18, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 18, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statement, Financial Statement Schedules and Exhibits

1. FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of KPMG LLP, Independent Auditors....................     30
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................     31
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................     32
Consolidated Statement of Stockholders' Equity
  (Deficiency)..............................................     33
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................     34
Notes to Consolidated Financial Statements..................     35

2. FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation and Qualifying Accounts

3. EXHIBITS

    All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
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

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
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

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
        10.15           Trade Agreement, dated April 20, 1998, between the Company and Darrel Peters Productions, Inc. (incorporated by
                          reference to Exhibit 2.2 to the Company's Current Report
                          on Form 8-K filed on October 14, 1998).

        21.1            List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended
                          December 31, 1999).

        24.1            Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

        27.1            Financial Data Schedule.

    (b) Reports on Form 8-K:

    During the period from October 1, 1999 to December 31, 1999, the Company did not file any reports on Form 8-K.

    As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in East Rutherford, New Jersey, on this 30th day of March, 2000.

                                                       BIG CITY RADIO, INC.

                                                       By:               /s/ PAUL THOMSON
                                                            -----------------------------------------
                                                                        Name: Paul Thomson
                                                                      Title: VICE PRESIDENT,
                                                              CHIEF FINANCIAL OFFICER AND TREASURER

    We, the undersigned officers and directors of Big City Radio, Inc., hereby severally constitute Arnold L. Wadler, Silvia Kessel, Paul R. Thomson and Charles M. Fernandez, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports (including any amendments thereto), with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Big City Radio, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such reports (including any amendments thereto) and other documents in connection therewith.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ STUART SUBOTNICK                   Chairman of the Board of
     -------------------------------------------         Directors                     March 30, 2000
                  Stuart Subotnick

              /s/ CHARLES M. FERNANDEZ                 President, Chief Executive
     -------------------------------------------         Officer and Director          March 30, 2000
                Charles M. Fernandez

                                                       Vice President, Chief
                 /s/ PAUL R. THOMSON                     Financial Officer and
     -------------------------------------------         Treasurer (Principal          March 30, 2000
                   Paul R. Thomson                       Financial and Accounting
                                                         Officer)

                 /s/ ANITA SUBOTNICK                   Director
     -------------------------------------------                                       March 30, 2000
                   Anita Subotnick

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ SILVIA KESSEL                    Executive Vice President and
     -------------------------------------------         Director                      March 30, 2000
                    Silvia Kessel

                /s/ ARNOLD L. WADLER                   Executive Vice President,
     -------------------------------------------         General Counsel, Secretary    March 30, 2000
                  Arnold L. Wadler                       and Director

                                                       Director
     -------------------------------------------                                       March 30, 2000
                  Leonard L. White

                /s/ MICHAEL H. BOYER                   Director
     -------------------------------------------                                       March 30, 2000
                  Michael H. Boyer

SCHEDULE II

                              BIG CITY RADIO, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT                                         BALANCE AT
                                           BEGINNING     CHARGED      OTHER     DEDUCTIONS/      END
                                           OF PERIOD    TO EXPENSE   CHARGES    WRITE-OFFS    OF PERIOD
                                           ----------   ----------   --------   -----------   ----------
Allowances for doubtful accounts, etc.
  (deducted from current receivables):

Year ended December 31, 1997.............   $212,000     $304,000    $           $(303,000)    $213,000

Year ended December 31, 1998.............   $213,000     $138,000    $           $(232,000)    $119,000

Year ended December 31, 1999.............   $119,000     $241,000    $           $(125,000)    $235,000

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                              DESCRIPTION OF EXHIBITS
---------------------                     -----------------------
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

       EXHIBIT
         NO.                              DESCRIPTION OF EXHIBITS
---------------------                     -----------------------
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

        21.1            List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended December 31,
                          1999).

        24.1            Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

        27.1            Financial Data Schedule.