Form 10-Q
period 2000-03-31
BIG CITY RADIO INC
filed 2000-05-11
CIK 1046284

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

                      FOR THE PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A Common Stock and Class B Common Stock outstanding as of May 4, 2000 was 6,224,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

                         PART 1--FINANCIAL INFORMATION

                                                                           PAGE
                                                                       -------------
Item 1.  Financial Statements

         Consolidated Balance Sheets.................................              2

         Consolidated Statements of Operations.......................              3

         Consolidated Statement of Stockholders' Equity
         (Deficiency)................................................              4

         Consolidated Statements of Cash Flows.......................              5

         Notes to Consolidated Financial Statements..................            6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................           9-14

                             PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................             15

Item 2.  Changes in Securities and Use of Proceeds...................             15

Item 3.  Defaults Upon Senior Securities.............................             15

Item 4.  Submission of Matters to a Vote of Security Holders.........             15

Item 5.  Other Information...........................................             15

Item 6.  Exhibits and Reports on Form 8-K............................             15

Signatures...........................................................             16

ITEM. 1 FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                              (UNAUDITED)     (AUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,169,000   $  2,431,000
  Cash held in escrow.......................................            --        275,000
  Cash held in investment, restricted.......................     1,628,000      1,934,000
  Marketable securities, available for sale.................     7,356,000      7,859,000
  Accounts receivable, net of allowance of $179,000 and
    $235,000 in 2000 and 1999, respectively.................     4,099,000      6,090,000
  Interest receivable.......................................       209,000        526,000
  Prepaid expenses and other current assets.................       932,000        920,000
                                                              ------------   ------------
      Total current assets..................................    15,393,000     20,035,000
Property and equipment, net.................................     7,008,000      7,145,000
Intangibles, net............................................   113,043,000    113,873,000
Deferred financing fees, net................................     3,236,000      3,399,000
Other assets................................................        60,000         59,000
                                                              ------------   ------------
      Total assets..........................................  $138,740,000   $144,511,000
                                                              ============   ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $    677,000   $    822,000
  Accrued expenses..........................................     2,288,000      3,146,000
  Promissory notes..........................................       587,000        881,000
  Other current liabilities.................................        88,000         93,000
                                                              ------------   ------------
      Total current liabilities.............................     3,640,000      4,942,000
                                                              ------------   ------------
Senior discount notes.......................................   156,782,000    152,596,000
Other long term liabilities.................................       501,000        498,000
Deferred income tax liabilities.............................     2,410,000      2,410,000
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares zero shares issued and outstanding in 2000 and
    1999....................................................            --             --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,218,817
    shares in 2000 and 1999.................................        62,000         62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2000 and 1999.................................        83,000         83,000
  Additional paid-in capital................................    29,458,000     29,458,000
  Other comprehensive loss..................................      (151,000)      (149,000)
  Accumulated deficit.......................................   (54,045,000)   (45,389,000)
                                                              ------------   ------------
  Net stockholders' equity (deficiency).....................   (24,593,000)   (15,935,000)
                                                              ------------   ------------
Total liabilities and stockholders' equity (deficiency).....  $138,740,000   $144,511,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                  (UNAUDITED)

                                                                 2000          1999
                                                              -----------   -----------
Gross revenues..............................................  $ 5,259,000   $ 3,754,000
  Less: commissions and fees................................      613,000       393,000
                                                              -----------   -----------
    Net revenues............................................    4,646,000     3,361,000
Operating expenses:
  Operating expenses:
    Radio stations..........................................    6,111,000     5,251,000
    Internet operations.....................................      231,000            --
  Corporate, general and administrative expenses............      866,000       833,000
  Cost of abandonment of station acquisition agreement......      550,000            --
  Depreciation and amortization.............................    1,212,000       835,000
                                                              -----------   -----------
    Total operating expenses................................    8,970,000     6,919,000
                                                              -----------   -----------
      Operating loss........................................   (4,324,000)   (3,558,000)
Other income (expenses):
  Gain on sale of station...................................           --       663,000
  Interest income...........................................       98,000       772,000
  Interest expense..........................................   (4,369,000)   (3,920,000)
  Other, net................................................      (61,000)     (172,000)
                                                              -----------   -----------
    Total other income (expenses)...........................   (4,332,000)   (2,657,000)
                                                              -----------   -----------
Loss before income taxes....................................   (8,656,000)   (6,215,000)
Income tax benefit, net.....................................           --            --
                                                              -----------   -----------
  Net Loss..................................................  $(8,656,000)  $(6,215,000)
                                                              ===========   ===========
Basic and diluted loss per share:
  Net loss..................................................  $     (0.60)  $     (0.44)
                                                              ===========   ===========
Weighted average shares outstanding.........................   14,469,275    14,069,275
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                COMMON STOCK        ADDITIONAL        OTHER
                            ---------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED
                              SHARES      AMOUNT      CAPITAL         LOSS          DEFICIT         TOTAL
                            ----------   --------   -----------   -------------   ------------   ------------
Balance at December 31,
  1999 (Audited)..........  14,469,275   $145,000   $29,458,000     $(149,000)    $(45,389,000)  $(15,935,000)
Unrealized loss on
  marketable securities...          --         --            --        (2,000)              --         (2,000)
Net loss..................          --         --            --            --       (8,656,000)    (8,656,000)
                            ----------   --------   -----------     ---------     ------------   ------------
Balance at March 31, 2000
  (Unaudited).............  14,469,275   $145,000   $29,458,000     $(151,000)    $(54,045,000)  $(24,593,000)
                            ==========   ========   ===========     =========     ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                  (UNAUDITED)

                                                                 2000           1999
                                                              -----------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(8,656,000)  $ (6,215,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    1,212,000        835,000
    Non cash interest.......................................    4,349,000      3,874,000
    Gain on sale of station.................................           --       (663,000)
    Employment stock incentives.............................           --         31,000
    Change in operating assets and liabilities
      (Increase) decrease in assets:
        Accounts receivable.................................    1,991,000        594,000
        Interest receivable.................................      317,000      1,293,000
        Prepaid expenses and other current assets...........      (12,000)      (285,000)
        Other assets........................................       (1,000)       (39,000)
      Increase (decrease) in liabilities:
        Accounts payable....................................     (145,000)       164,000
        Accrued expenses....................................     (858,000)       261,000
        Other liabilities...................................       (2,000)       (17,000)
                                                              -----------   ------------
          Net cash used in operating activities.............   (1,805,000)      (167,000)
                                                              -----------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................     (245,000)      (901,000)
  Purchase of marketable securities.........................           --    (27,509,000)
  Sales of marketable securities............................      501,000     34,204,000
  Cash paid and advanced for assets of radio stations
    acquired................................................           --     (4,458,000)
  Cash held in restricted investment........................      581,000     (1,050,000)
  Cash received for radio station sold......................           --      1,195,000
                                                              -----------   ------------
          Net cash provided by investing activities.........      837,000      1,481,000
                                                              -----------   ------------
Cash flows from financing activities:
  Repayment of promissory notes.............................     (294,000)      (294,000)
                                                              -----------   ------------
          Net cash used in financing activities.............     (294,000)      (294,000)
                                                              -----------   ------------
          Change in cash and cash equivalents...............   (1,262,000)     1,020,000
Cash and cash equivalents at beginning of period............    2,431,000      5,285,000
                                                              -----------   ------------
Cash and cash equivalents at end of period..................  $ 1,169,000   $  6,305,000
                                                              ===========   ============

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

    The Company also owns Hispanic Internet Holdings, Inc. which owns TodoAhora.com, a bilingual Internet portal, which delivers a full range of Internet programming to the Hispanic community including news, entertainment, finance, culture and e-commerce opportunities.

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the three months ended March 31, 2000 and 1999 the Company had losses from continuing operations.

3. SENIOR DISCOUNT NOTES

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and

                              BIG CITY RADIO, INC.

3. SENIOR DISCOUNT NOTES (CONTINUED)
intends to use the remaining proceeds for general working capital purposes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

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

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 on an as if pooling basis given the common control relationship of the Company and the Subsidiary Guarantors.

                                                         MARCH 31, 2000   DECEMBER 31, 1999
                                                         --------------   -----------------
Current assets.........................................             --                --
Noncurrent assets......................................   $111,581,000      $112,331,000
Current liabilities....................................             --                --
Noncurrent liabilities.................................             --                --

                                                  THREE MONTHS ENDED,   THREE MONTHS ENDED,
                                                    MARCH 31, 2000        MARCH 31, 1999
                                                  -------------------   -------------------
Net sales.......................................              --                    --
Costs and expenses..............................              --                    --
Depreciation and amortization...................       $ 750,000             $ 542,000
Net loss........................................       $(750,000)            $(542,000)

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

4. SUBSEQUENT EVENTS

    On April 12, 2000, the Company sold the operating assets of radio station WLBK-AM, DeKalb, Illinois to WPW Broadcasting, Inc. for a selling price of $400,000. No gain or loss was recorded on this transaction.

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

    In the Los Angeles area, the Company owns and operates three FM radio stations, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Viva 107.1". These stations were acquired in 1996.

    In the New York area, the Company owns and operates four FM radio stations, WYNY-FM, WWXY-FM, WWZY-FM, and WWYY-FM, all programmed on 107.1 FM to form "New Country Y-107" (the "New York Stations"). New Country Y-107 began broadcasting on December 4, 1996. WWXY-FM and WWZY-FM were operated under Local Marketing Agreements ("LMAs") throughout the periods from December 1996 to April 1, 1997 and June 5, 1997, their effective acquisition dates, respectively, and WWYY-FM was operated under LMA throughout the period from April 27, 1998 to August 13, 1998, its effective acquisition date. WYNY-FM was acquired on January 1, 1995.

    In the Chicago area, the Company owns five radio stations, WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "The EightiesChannel" and WKIE-FM, WKIF-FM, and WDEK-FM, trimulcasting as 92 KISS FM (the EightiesChannel and 92 KISS FM are collectively referred to herein as, the "Chicago Stations"). The
103.1 FM stations were acquired on August 8, 1997. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to the previous owner under a LMA agreement until the Company commenced operation of this simulcast in early February 1998. The 103.1 simulcast began broadcasting its current format of "The EightiesChannel" in August 1999. WKIE-FM and WKIF-FM were acquired on August 4 and 7, 1998, respectively. These stations commenced operations as 92 KISS FM, a contemporary hit radio format in November 1998. On February 25, 1999 the Company acquired WDEK-FM and WLBK-AM. The Company added WDEK-FM to the 92 KISS FM stations and sold the operating assets of WLBK-AM on April 12, 2000. See "Notes to Consolidated Financial Statements--Subsequent Events".

    In the Phoenix area, the Company owns four radio stations, KEDJ-FM on 106.3 FM, KDDJ-FM on 100.3 FM, and KBZR-FM on 106.5, all trimulcasting the modern rock format known as "The Edge" with the Howard Stern morning show. KEDJ-FM and KDDJ-FM were acquired on July 30, 1999. On September 22, 1999 the Company acquired KBZR-FM and added it to "The Edge" stations to form a trimulcast. On September 28, 1999, the Company acquired KSSL-FM. In February 2000, the Company began operating KSSL-FM as a stand-alone radio station broadcasting its Hispanic contemporary hit radio format (the Edge and KSSL-FM are collectively referred to herein as, the "Phoenix Stations").

    Through the merger and registration rights agreement (the "Agreement") in which the Company acquired, on November 1, 1999, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets, the Company owns TodoAhora.com, a bilingual Internet portal, which delivers a full range of world wide web programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. TodoAhora.com will serve the Hispanic community both in the

U.S. and overseas. TodoAhora.com was formally launched on May 5, 2000 and had no significant operations in the prior year.

RESULTS OF OPERATIONS

    BACKGROUND

    The Company's financial results are dependent on a number of factors, including the general strength of the local and national economies, local market competition, the relative efficiency and effectiveness of internet media and radio broadcasting compared to other advertising media, government regulation and policies and the Company's ability to provide popular programming and high-quality internet content and service.

    The Company's primary source of revenue is the sale of advertising. Each station's total revenue is determined by the number of advertisements aired by the station and the advertising rates that the station is able to charge. Internet revenues will be derived from the sale of various forms of advertisement, including sponsorships, endorsements and product placements, and from electronic commerce activities related to its programming on pages delivered to users of the Company's Internet channel. Internet revenues are not expected to be a significant revenue stream for the Company in 2000.

    Given the fact that the Company's strategy involves developing brand new metropolitan area radio stations and a new web portal, the initial revenue base is zero and subject to factors other than ratings and radio broadcasting seasonality. After the start-up period, as is typical in the radio broadcasting industry, the Company's first calendar quarter generally will produce the lowest revenues for the year, and the fourth quarter generally will produce the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenses are incurred.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

    NET REVENUES for the three months ended March 31, 2000 were $4,646,000 compared with $3,361,000 for the three months ended March 31, 1999 an increase of $1,285,000 or 38.2%. This increase was due primarily to the increase in net revenues of the New York Stations and the Chicago Stations and the commencement of the Phoenix Stations. This increase was partially offset by the absence of revenues for the three months ended March 31, 2000 for WRKL-AM due to its sale in 1999 and the decrease in the LA Stations revenues due to its change in format compared with net revenues during the same period in 1999. The existing radio stations' revenue growth compared with the corresponding period in the prior year was $204,000 or 6.0%.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended March 31, 2000 were $6,111,000 compared with $5,251,000 for the three months ended March 31, 1999, an increase of $860,000 or 16.4%. This increase was due principally to the start-up operations of the Phoenix Stations, partially offset by the reduction in operating expenses for WRKL-AM.

    INTERNET OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended March 31, 2000 were $231,000, compared with no Internet operating expenses in the 1999 period due to the start-up operations of TodoAhora.com since its acquisition in November 1999 and in preparation of its formal launch on May 5, 2000.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2000 were $866,000 compared with $833,000 for the three months ended March 31, 1999, an increase of $33,000, or 4.0%.

    COST OF ABANDONMENT ON STATION ACQUISITION AGREEMENT was the result of the cancellation of a signed agreement whereby the assets of radio station KLVA-FM, Casa Grande, Arizona would have been exchanged for the assets of radio station KDDJ-FM, Globe, Arizona. On signing of the acquisition agreement, the Company deposited $275,000 into an escrow account in April 1999. In February 2000, the Company paid the balance in the escrow account and an additional amount of $275,000, totaling $550,000 to cancel the signed KLVA-FM acquisition. The decision to abandon the transaction was made in response to a change in the engineering enhancement plan for our Phoenix radio licenses.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended March 31, 2000 were $1,212,000 compared with $835,000 for the three months ended
March 31, 1999, an increase of $377,000, or 45.1%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Phoenix Stations which were acquired in July and September 1999 and Hispanic Internet Holdings, Inc. which was acquired in November 1999.

    INTEREST EXPENSE for the three months ended March 31, 2000 was $4,369,000 compared with $3,920,000 for the three months ended March 31, 1999, an increase of $449,000, or 11.5%. This increase reflects additional interest resulting from the accreted principal amount of the Notes for the quarter ended March 31, 2000 when compared to the quarter ended March 31, 1999. In the three months ended March 31, 2000 and 1999, the average outstanding total debt for the Company was $156,047,000 and $140,903,000, respectively. The average rate of interest on the outstanding debt was 11.19% and 11.56%, respectively. Interest income for the three months ended March 31, 2000 was $98,000 compared with $772,000 for the three months ended March 31, 1999. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the three months ended March 31, 2000 were $8,656,000 compared with $6,215,000 for the three months ended March 31, 1999. The increase in net loss of $2,441,000 was primarily attributable to higher station operating expenses, depreciation and amortization expenses, net interest expense, a $550,000 cancellation charge related to the KLVA-FM acquisition, and the absence of the gain on sale of radio station in 2000 offset by the increase in net revenues in the quarter ended March 31, 2000, compared to the corresponding quarter in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of the LA Stations, the New York Stations, and the Chicago Stations and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because its broadcast properties are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in its markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Company's initial public offering in December 1997), borrowings under the Old Credit Facility and the issuance of the Notes. The Company has entered into various employment contracts with twenty-one individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $2,083,000 in 2000, $970,000 in 2001 and $463,000 in 2002.

    The Company has never paid cash or stock dividends on shares of common stock. Furthermore, it intends to retain any future earnings for use in its business and does not anticipate paying dividends on shares of its Common Stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the three months ended March 31, 2000 and 1999, the Company used cash in its operations. In the three months ended March 31, 2000, the deficit was predominantly due to the start-up operating losses of the LA Stations as Viva 107.1, the Chicago stations and Hispanic Internet Holdings, Inc.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $245,000 and $901,000 for the three months ended March 31, 2000 and 1999, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, and computer support equipment. In the quarter ended March 31, 2000, the Company sold $501,000 in marketable securities for general working capital purposes. In the quarter ended March 31, 1999, the Company purchased $27,509,000 in marketable securities and sold $34,204,000 to generate cash for the purchase of the radio stations in DeKalb, Illinois and for general working capital purposes. Cash paid and advanced for assets of radio stations acquired were $4,458,000 in the quarter ended March 31, 1999. There were no such acquisitions during the quarter ended March 31, 2000.

    CASH FLOWS FROM FINANCING ACTIVITIES

    The Company completed the Notes offering of $174.0 million aggregate principal amount at maturity of Notes on March 17, 1998, generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its previous credit facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and intends to use the remaining proceeds for general working capital purposes.

    The Notes were issued at an original issue discount and will accrete in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually, to an aggregate principal amount of $174.0 million. Cash interest will not accrue on the Notes prior to March 15, 2001. Thereafter, interest on the Notes will accrue at a rate of 11 1/4% per annum and will be payable in cash semi-annually, commencing September 15, 2001. The Notes will mature on March 14, 2005 but may be redeemed after March 15, 2001 at the option of the Company, in whole or in part, at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15, 2002, 2003 and 2004, respectively. In addition, up to 33 1/3% of the original principal amount of the Notes may be redeemed at the option of the Company prior to March 15, 2001 at a redemption price equal to 111.25% of the accreted value of the Notes with net cash proceeds of one or more equity offerings of the Company so long as there is a public market for the Class A common stock, par value $.01 per share, at the time of such redemption and provided that at least 66 2/3% of the original principal amount of the Notes remains outstanding.

    Holders of the Notes have the right to require the Company to repurchase their Notes upon a "change of control" of the Company, at a price equal to 101% of the accreted value of the Notes if such repurchase occurs prior to March 15, 2001 or at a price equal to the principal amount of such Notes if such repurchase occurs thereafter. A "change of control" for purposes of the Notes is deemed to occur (i) when any person other than the Principal Stockholders, the management and their affiliates (the "Permitted Holders"), becomes the owner of more than 35% of the total voting power of the Company's stock and the Permitted Holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to elect a majority of the Company's Board of Directors, (ii) when the Board of Directors does not consist of a majority of continuing directors, (iii) upon the occurrence of a sale or transfer of all or substantially all of the assets of the Company taken as a whole, or (iv) upon the adoption by the stockholders of a plan for the liquidation or dissolution of the Company.

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's "Restricted Subsidiaries", as defined in the Indenture governing the Notes; as of May 4, 2000, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its Restricted Subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, restriction on distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. The Company is currently in compliance with all covenants and other restrictions under the Notes and anticipates that it will continue to meet the requirements of the Notes.

    The Notes contain customary events of default including payment defaults and default in the performance of other covenants, certain bankruptcy defaults, judgment and cross defaults, and failure of a subsidiary guarantee to be in full force and effect.

    On July 6, 1998, the Company completed an exchange offer for the Notes, in which the holders of substantially all outstanding Notes exchanged their Notes for newly-issued Notes registered under the Securities Act of 1933. The new Notes have the same terms as the exchanged Notes, except that the new Notes are registered. The amount exchanged was $172,500,000 aggregate principal amount at maturity of the Notes.

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

    As of the date of this report, the Company has no binding commitments for any such acquisitions. After giving effect to the Notes Offering and application of net proceeds therefrom, the Company had available approximately $8.5 million of cash and cash equivalents on hand and marketable securities at March 31, 2000 and has unused borrowing capacity of $3.0 million under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. Cash and cash equivalents on hand, marketable securities, and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that the net proceeds of the Notes Offering, its available borrowing capacity and its broadcast cash flow from operations will be sufficient to finance its capital expenditure programs, as well as existing operational and debt service requirements, through March 31, 2001. Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to acquire and build a major market broadcast group; and
(ii) the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable successfully to implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

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

    None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the first quarter of 2000.

ITEM 5--OTHER INFORMATION.

    None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Number   Exhibit
      27     Financial Data Schedule for the period ended March 31, 2000*

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

Dated: May 11, 2000