Form 10-Q
period 2000-06-30
BIG CITY RADIO INC
filed 2000-08-09
CIK 1046284

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

                       FOR THE PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A common stock and Class B common stock outstanding as of August 4, 2000 was 6,226,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

                         PART 1--FINANCIAL INFORMATION

                                                                           PAGE
                                                                       -------------
Item 1.  Financial Statements

         Consolidated Balance Sheets.................................              2

         Consolidated Statements of Operations.......................              3

         Consolidated Statement of Stockholders' Equity
         (Deficiency)................................................              4

         Consolidated Statements of Cash Flows.......................              5

         Notes to Consolidated Financial Statements..................            6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................           9-15

                             PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................             16

Item 2.  Changes in Securities and Use of Proceeds...................             16

Item 3.  Defaults Upon Senior Securities.............................             16

Item 4.  Submission of Matters to a Vote of Security Holders.........             16

Item 5.  Other Information...........................................             16

Item 6.  Exhibits and Reports on Form 8-K............................             17

Signatures...........................................................             18

PART 1--FINANCIAL INFORMATION
ITEM. 1 FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                              (UNAUDITED)     (AUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,368,000   $  2,431,000
  Cash held in escrow.......................................            --        275,000
  Cash held in investment, restricted.......................     1,321,000      1,934,000
  Marketable securities, available for sale.................     4,793,000      7,859,000
  Accounts receivable, net of allowance of $138,000 and
    $214,000 in 2000 and 1999, respectively.................     5,764,000      6,090,000
  Interest receivable.......................................        21,000        526,000
  Prepaid expenses and other current assets.................     1,114,000        920,000
                                                              ------------   ------------
    Total current assets....................................    14,381,000     20,035,000
Property and equipment, net.................................     6,675,000      7,145,000
Intangibles, net............................................   111,979,000    113,873,000
Deferred financing fees.....................................     3,073,000      3,399,000
Other assets................................................       109,000         59,000
                                                              ------------   ------------
    Total assets............................................  $136,217,000   $144,511,000
                                                              ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $    706,000   $    822,000
  Accrued expenses..........................................     2,972,000      3,146,000
  Promissory notes..........................................       294,000        881,000
  Other current liabilities.................................        65,000         93,000
                                                              ------------   ------------
    Total current liabilities...............................     4,037,000      4,942,000
                                                              ------------   ------------
Senior discount notes.......................................   161,157,000    152,596,000
Other long term liabilities.................................       491,000        498,000
Promissory notes............................................            --             --
Deferred income tax liabilities.............................     2,379,000      2,410,000
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 2000 and
    1999....................................................            --             --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,226,817 and
    6,218,817 shares in 2000 and 1999, respectively.........        62,000         62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2000 and 1999.................................        83,000         83,000
  Additional paid-in capital................................    29,492,000     29,458,000
  Other comprehensive loss..................................      (109,000)      (149,000)
  Accumulated deficit.......................................   (61,375,000)   (45,389,000)
                                                              ------------   ------------
  Net stockholders' equity (deficiency).....................   (31,847,000)   (15,935,000)
                                                              ------------   ------------
    Total liabilities and stockholders' equity
      (deficiency)..........................................  $136,217,000   $144,511,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Gross revenues............................  $ 7,718,000   $ 4,667,000   $12,977,000   $ 8,421,000
  Less: commissions and fees..............      903,000       575,000     1,515,000       968,000
                                            -----------   -----------   -----------   -----------
    Net revenues..........................    6,815,000     4,092,000    11,462,000     7,453,000
Operating expenses:
  Radio stations..........................    6,966,000     5,355,000    13,076,000    10,607,000
  Internet................................      390,000            --       621,000            --
  Corporate, general and administrative
    expenses..............................    1,107,000       805,000     1,974,000     1,638,000
  Cost of abandonment of station
    acquisition agreement.................           --            --       550,000            --
  Depreciation and amortization...........    1,214,000       866,000     2,426,000     1,701,000
                                            -----------   -----------   -----------   -----------
    Total operating expenses..............    9,677,000     7,026,000    18,647,000    13,946,000
                                            -----------   -----------   -----------   -----------
      Operating loss......................   (2,862,000)   (2,934,000)   (7,185,000)   (6,493,000)

Other income (expenses):
  Gain on sale of station.................           --            --            --       663,000
  Interest income.........................       84,000       624,000       182,000     1,396,000
  Interest expense........................   (4,547,000)   (4,122,000)   (8,916,000)   (8,042,000)
  Other, net..............................      (37,000)     (108,000)      (98,000)     (279,000)
                                            -----------   -----------   -----------   -----------
    Total other income (expenses).........   (4,500,000)   (3,606,000)   (8,832,000)   (6,262,000)
                                            -----------   -----------   -----------   -----------

Loss before income taxes..................   (7,362,000)   (6,540,000)  (16,017,000)  (12,755,000)
Income tax benefit, net...................       31,000            --        31,000            --
                                            -----------   -----------   -----------   -----------
  Net Loss................................   (7,331,000)   (6,540,000)  (15,986,000)  (12,755,000)
                                            ===========   ===========   ===========   ===========
Basic and diluted loss per share:
  Net loss................................  $     (0.51)  $     (0.46)  $     (1.10)  $     (0.91)
                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding.......   14,475,016    14,069,275    14,472,145    14,069,275
                                            ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                COMMON STOCK        ADDITIONAL        OTHER
                            ---------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED
                              SHARES      AMOUNT      CAPITAL      GAIN (LOSS)      DEFICIT         TOTAL
                            ----------   --------   -----------   -------------   ------------   ------------
Balance at December 31,
  1999 (Audited)..........  14,469,275   $145,000   $29,458,000     $(149,000)    $(45,389,000)  $(15,935,000)
Employee stock options....       8,000         --        34,000            --               --         34,000
Unrealized gain (loss) on
  marketable securities...          --         --            --        40,000               --         40,000
Net loss..................          --         --            --            --      (15,986,000)   (15,986,000)
                            ----------   --------   -----------     ---------     ------------   ------------
Balance at June 30, 2000
  (Unaudited).............  14,477,275   $145,000   $29,492,000     $(109,000)    $(61,375,000)  $(31,847,000)
                            ==========   ========   ===========     =========     ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                  (UNAUDITED)

                                                                  2000           1999
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(15,986,000)  $(12,755,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,426,000      1,701,000
    Non cash interest.......................................     8,887,000      7,988,000
    Deferred income tax.....................................       (31,000)            --
    Gain on sale of station.................................            --       (663,000)
    Employment stock incentives.............................        34,000             --
    Change in operating assets and liabilities
      (Increase) decrease in assets:
        Accounts receivable.................................       326,000        (41,000)
        Interest receivable.................................       505,000        746,000
        Prepaid expenses and other current assets...........      (194,000)      (529,000)
        Other assets........................................       (50,000)      (691,000)
      Increase (decrease) in liabilities:
        Accounts payable....................................      (116,000)       165,000
        Accrued expenses....................................      (174,000)       (33,000)
        Other liabilities...................................       (35,000)       (50,000)
                                                              ------------   ------------
          Net cash used in operating activities.............    (4,408,000)    (4,162,000)
                                                              ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................      (413,000)    (1,540,000)
  Purchase of marketable securities.........................            --    (34,508,000)
  Sales of marketable securities............................     3,105,000     45,884,000
  Cash paid and advanced for assets of radio stations
    acquired................................................            --     (5,821,000)
  Cash held in escrow.......................................       275,000             --
  Cash held in restricted investment........................       613,000        881,000
  Cash received for radio stations sold.....................       352,000      1,195,000
                                                              ------------   ------------
          Net cash provided by investing activities.........     3,932,000      6,091,000
                                                              ------------   ------------
Cash flows from financing activities:
  Repayment of promissory notes.............................      (587,000)      (587,000)
                                                              ------------   ------------
          Net cash used in financing activities.............      (587,000)      (587,000)
                                                              ------------   ------------
          Change in cash and cash equivalents...............    (1,063,000)     1,342,000
Cash and cash equivalents at beginning of period............     2,431,000      5,285,000
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  1,368,000   $  6,627,000
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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and 1999, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the three and six months ended June 30, 2000 and 1999, the Company had losses from continuing operations. The Company had antidilutive options amounting to 1,891,800 and 1,022,500 at June 30, 2000 and 1999, respectively, which were not included in the computation of diluted EPS.

3. SENIOR DISCOUNT NOTES

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used

                              BIG CITY RADIO, INC.

3. SENIOR DISCOUNT NOTES (CONTINUED)
approximately $32.8 million to repay outstanding indebtedness under its Old Credit Facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and intends to use the remaining proceeds for general working capital purposes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

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

    The covenants in the Notes, the Indenture and the Revolving Credit Facility (as such term is defined below) do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 on an as if pooling basis given the common control relationship of the Company and the Subsidiary Guarantors.

                                                         JUNE 30, 2000   DECEMBER 31, 1999
                                                         -------------   -----------------
Current assets.........................................            --                --
Noncurrent assets......................................  $110,597,000      $112,331,000
Current liabilities....................................            --                --
Noncurrent liabilities.................................            --                --

                              BIG CITY RADIO, INC.

3. SENIOR DISCOUNT NOTES (CONTINUED)

                                         THREE MONTHS ENDED,        SIX MONTHS ENDED,
                                              JUNE 30,                  JUNE 30,
                                        ---------------------   -------------------------
                                          2000        1999         2000          1999
                                        ---------   ---------   -----------   -----------
Net Sales.............................         --          --            --            --
Costs and expenses....................         --          --            --            --
Depreciation and amortization.........  $ 748,000   $ 556,000   $ 1,498,000   $ 1,099,000
Net loss..............................  $(748,000)  $(556,000)  $(1,498,000)  $(1,099,000)

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

    In the Los Angeles area, the Company owns and operates three FM radio stations, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Viva107.1" (the "LA Stations"). These stations were acquired in 1996.

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

    In the Chicago area, the Company owns five radio stations, WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "The EightiesChannel" and WKIE-FM, WKIF-FM, and WDEK-FM, trimulcasting as 92 KISS FM (the EightiesChannel and 92 KISS FM are collectively referred to herein as, the "Chicago Stations"). The
103.1 FM stations were acquired on August 8, 1997. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to the previous owner under a LMA agreement until the Company commenced operation of this simulcast in early February 1998. The 103.1 simulcast began broadcasting its current format of "The EightiesChannel" in August 1999. WKIE-FM and WKIF-FM were acquired on August 4 and 7, 1998, respectively. These stations commenced operations as 92 KISS FM, a contemporary hit radio format in November 1998. On February 25, 1999 the Company acquired WDEK-FM and WLBK-AM. The Company added WDEK-FM to the 92 KISS FM stations and sold the operating assets of WLBK-AM on April 12, 2000. No gain or loss was recorded on this transaction.

    In the Phoenix area, the Company owns four radio stations, KEDJ-FM on 106.3 FM, KDDJ-FM on 100.3 FM, and KBZR-FM on 106.5, all trimulcasting the modern rock format known as "The Edge" with the Howard Stern morning show. KEDJ-FM and KDDJ-FM were acquired on July 30, 1999. On September 22, 1999 the Company acquired KBZR-FM and added it to "The Edge" stations to form a trimulcast. On September 28, 1999, the Company acquired KSSL-FM. In February 2000, the Company began operating KSSL-FM as a stand-alone radio station broadcasting its Hispanic contemporary hit radio format ("The Edge" stations and KSSL-FM are collectively referred to herein as, the "Phoenix Stations").

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

    NET REVENUES for the three months ended June 30, 2000 were $6,815,000 compared with $4,092,000 for the three months ended June 30, 1999 an increase of $2,723,000 or 66.5%. This increase was due primarily to net revenue growth in the Company's existing New York and Chicago Stations and the addition of the Phoenix Stations subsequent to June 30, 1999. Partially offsetting the net revenue increase was a decrease in net revenues at the LA Stations compared to the same period in 1999 resulting from their change in format in December 1999. The same radio stations' revenue growth compared with the corresponding period in the prior year was $1,121,000 or 27.4%.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended June 30, 2000 were $6,966,000 compared with $5,355,000 for the three months ended June 30, 1999, an increase of $1,611,000 or 30.0%. This increase was due principally to the start-up operations of the Phoenix Stations, partially offset by the reduction in operating expenses for the New York and LA Stations.

    INTERNET OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended June 30, 2000 were $390,000, compared with no Internet operating expenses in the 1999 period due to the start-up operations of TodoAhora.com since its acquisition in November 1999.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2000 were $1,107,000 compared with $805,000 for the three months ended June 30, 1999, an increase of $302,000, or 37.5%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's increased operations.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended June 30, 2000 were $1,214,000 compared with $866,000 for the three months ended June 30, 1999, an increase of $348,000, or 40.2%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the

Phoenix Stations which were acquired in July and September 1999 and Hispanic Internet Holdings, Inc. which was acquired in November 1999.

    INTEREST EXPENSE for the three months ended June 30, 2000 was $4,547,000 compared with $4,122,000 for the three months ended June 30, 1999, an increase of $425,000, or 10.3%. This increase reflects additional interest resulting from the accreted principal amount of the Notes for the quarter ended June 30, 2000 when compared to the quarter ended June 30, 1999. In the three months ended
June 30, 2000 and 1999, the average outstanding total debt for the Company was $160,073,000 and $144,626,000, respectively. The average rate of interest on the outstanding debt was 11.36% and 11.38%, respectively. Interest income for the three months ended June 30, 2000 was $84,000 compared with $624,000 for the three months ended June 30, 1999. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the three months ended June 30, 2000 were $7,331,000 compared with $6,540,000 for the three months ended June 30, 1999. The increase in net loss of $791,000 was primarily attributable to higher station operating expenses, depreciation and amortization expenses, net interest expense, and the start-up operations of Todoahora.com, offset by net revenue increases.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

    NET REVENUES for the six months ended June 30, 2000 were $11,462,000 as compared with $7,453,000 for the six months ended June 30, 1999, an increase of $4,009,000 or 53.8%. This increase was due primarily to the increase in net revenues of the New York Stations and the Chicago Stations and the addition of the Phoenix Stations subsequent to June 30, 1999. Partially offsetting the net revenue increase was a decrease in net revenues at the LA Stations compared to the same period in 1999 resulting from their change in format in December 1999.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the six months ended June 30, 2000 were $13,076,000 as compared to $10,607,000 for the six months ended June 30, 1999, an increase of $2,469,000 or 23.3%. This increase was due principally to the addition of the operations of the Phoenix Stations and the increased costs associated with Chicago Stations' revenue growth, partially offset by the reduction in operating expenses for the New York Stations and WRKL-AM.

    INTERNET OPERATING EXPENSES excluding depreciation and amortization for the six months ended June 30, 2000 were $621,000, compared with no Internet operating expenses in the 1999 period due to the start-up operations of TodoAhora.com since its acquisition in November 1999.

    CORPORATE, GENERAL AND ADMINISTRATIVE expenses for the six months ended
June 30, 2000 were $1,974,000 as compared to $1,638,000 for the six months ended June 30, 1999, an increase of $336,000 or 20.5%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's increased operations.

    COST OF ABANDONMENT ON STATION ACQUISITION AGREEMENT was the result of the cancellation of a signed agreement whereby the assets of radio station KLVA-FM, Casa Grande, Arizona would have been exchanged for the assets of radio station KDDJ-FM, Globe, Arizona. On signing of the acquisition agreement, the Company deposited $275,000 into an escrow account in April 1999. In February 2000, the Company paid the balance in the escrow account and an additional amount of $275,000, totaling $550,000, to cancel the signed KLVA-FM acquisition. The decision to abandon the transaction was made in response to a change in the engineering enhancement plan for our Phoenix radio licenses.

    DEPRECIATION AND AMORTIZATION EXPENSES for the six months ended June 30, 2000 were $2,426,000 as compared to $1,701,000 for the six months ended
June 30, 1999, an increase of $725,000 or 42.6%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the

Phoenix Stations which were acquired in July and September 1999 and Hispanic Internet Holdings, Inc. which was acquired in November 1999.

    INTEREST EXPENSES for the six months ended June 30, 2000 were $8,916,000 as compared with $8,042,000 for the six months ended June 30, 1999, an increase of $874,000 or 10.9%. This increase reflects additional interest resulting from the accreted principal amount of the Notes for six months ended June 30, 2000 when compared to the six months ended June 30, 1999. In the six months ended
June 30, 2000 and 1999, the average outstanding total debt for the Company was $158,060,000 and $142,774,000, respectively. The average rate of interest on the outstanding debt was 11.27% and 11.25%, respectively. Interest income for the six months ended June 30, 2000 was $182,000 compared with $1,396,000 for the six months ended June 30, 1999. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the six months ended June 30, 2000 were$15,986,000 as compared with $12,755,000 for the six months ended June 30, 1999. The increase in the net loss of $3,231,000 was primarily attributable to higher station operating expenses, the start-up operations of TodoAhora.com, depreciation and amortization expenses, net interest expense, a $550,000 cancellation charge related to the KLVA-FM acquisition, and the absence of the gain on sale of radio stations in 2000 offset by the increase in net revenues for the six months ended June 30, 2000, compared to the corresponding six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of the LA Stations, the New York Stations, the Chicago Stations, and the Phoenix Stations and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because certain of its broadcast properties and the internet operations are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in its markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Company's initial public offering in December 1997), borrowings under the Old Credit Facility and the issuance of the Notes. The Company has entered into various employment contracts with twenty-six individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,643,000 in 2000, $1,570,000 in 2001 and $514,000 in 2002.

    The Company has never paid cash or stock dividends on shares of common stock. Furthermore, it intends to retain any future earnings for use in its business and does not anticipate paying dividends on shares of its common stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the six months ended June 30, 2000 and 1999, the Company used cash in its operations. In the six months ended June 30, 2000, the deficit was predominantly due to the start-up operating losses of the LA Stations as Viva
107.1 and Hispanic Internet Holdings, Inc. In the six months ended June 30, 1999, the deficit was predominantly due to the operating losses of the Chicago Stations.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $413,000 and $1,540,000 for the six months ended June 30, 2000 and 1999, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, and computer support equipment. For the six months ended June 30, 2000, the Company sold $3,105,000 in marketable securities for general working capital purposes. For the six months ended June 30, 1999, the Company purchased $34,508,000 in marketable securities and sold $45,884,000 to generate cash for the purchase of the radio stations in DeKalb, Illinois and for general working capital purposes. Cash paid and advanced for assets of radio stations acquired were $5,821,000 in the six months ended June 30, 1999. There were no such acquisitions during the six months ended June 30, 2000.

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

    In connection with the consummation of the Notes Offering, the Company entered into a revolving credit facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's radio stations' positive rolling four quarter broadcast cash flow (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on the fifth anniversary of March 17, 1998 and amounts outstanding under the Revolving Credit Facility will bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin will initially be 2.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin will initially be 3.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company's and its Station Subsidiaries' assets. The Company paid $36,000 in each of the six months ended June 30, 1999 and 2000 in fees based on the aggregate unused portion of the facility.

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

    As of the date of this report, the Company has no binding commitments for any acquisitions. After giving effect to the Notes Offering and application of net proceeds therefrom, the Company had available approximately $6.2 million of cash and cash equivalents on hand and marketable securities at June 30, 2000 and has available borrowing capacity of $6.7 million under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. Cash and cash equivalents on hand, marketable securities, and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that its working capital and available borrowing capacity will be sufficient to finance its capital expenditure programs, as well as existing operational and debt service requirements, through June 30, 2001. Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to acquire and build a major market broadcast group; and
(ii) the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable successfully to implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those utilizing phrases "will," "expects," "intends," "estimates," "contemplates," and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) the Company's growth strategy,
(ii) the Company's intention to acquire additional radio stations and to enter additional markets, including its ability to do so at attractive valuations,
(iii) the Company's expectation of improving the coverage areas of its radio stations, and (iv) the Company's ability to successfully implement its business strategy. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the Company's and its competitors, (ii) changes in the regulatory framework, (iii) changes in audience tastes, changes or advances in technology and (iv) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's 2000 Annual Meeting of Stockholders held on May 18, 2000, the holders of Class A common stock of the Company were asked to consider and vote as a separate class upon the election of two members to the Company's Board of Directors to serve a one year term as Class A Directors, and the holders of Class A common stock together with the holders of Class B common stock were asked to consider and vote as a single class upon the approval and adoption of amendments to the Big City Radio, Inc. 1999 Incentive Stock Plan to increase the number of shares of Class A common stock that may be issued under the plan from 400,000 to 2,500,000 and to increase the number of shares of Class A common stock that may be issued under the plan to any one optionee from 100,000 to 1,000,000 and the ratification of the selection of KPMG LLP as the Company's independent accountants for the year ending December 31, 2000.

    At such meeting, a majority of the Company's stockholders (i) elected Michael H. Boyer and Leonard White as Class A Directors for a one year term ending in the year 2001, (ii) approved the amendments to the 1999 Incentive Stock Plan and (iii) ratified the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2000.

    The following is a summary of the voting results with respect to each of the proposals:

PROPOSAL                                                 FOR       AGAINST    ABSTAIN    BROKER NON-VOTES
--------                                              ----------   --------   --------   ----------------
1.    The Election of Class A Directors.............

      NAME
      Michael H. Boyer..............................   4,530,728    54,125        --               --
      Leonard White.................................   4,530,728    54,125        --               --

2.    Amendment to the 1999 Incentive Stock Plan....  83,284,969   143,820     3,000        3,657,644

3.    Ratification of the Appointment of Independent
        Auditors....................................  87,085,533     3,900        --               --

    No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the second quarter of the year ending December 31, 2000.

ITEM 5--OTHER INFORMATION.

    None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Number   Exhibit
      27     Financial Data Schedule for the period ended June 30, 2000*

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

Dated: August 9, 2000