Form 10-Q
period 2000-09-30
BIG CITY RADIO INC
filed 2000-11-13
CIK 1046284

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A common stock and Class B common stock outstanding as of November 3, 2000 was 6,226,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BIG CITY RADIO, INC.

                         PART 1--FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets.................................         3

         Consolidated Statements of Operations.......................         4

         Consolidated Statement of Stockholders' Equity
           (Deficiency)..............................................         5

         Consolidated Statements of Cash Flows.......................         6

         Notes to Consolidated Financial Statements..................       7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      9-15

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................        16

Item 2.  Changes in Securities and Use of Proceeds...................        16

Item 3.  Defaults Upon Senior Securities.............................        16

Item 4.  Submission of Matters to a Vote of Security Holders.........        16

Item 5.  Other Information...........................................        16

Item 6.  Exhibits and Reports on Form 8-K............................        16

Signatures...........................................................        17

PART 1--FINANCIAL INFORMATION

ITEM. 1  FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
                                                               (UNAUDITED)       (AUDITED)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $    386,000    $  2,431,000
  Cash held in escrow.......................................             --         275,000
  Cash held in investment, restricted.......................      1,014,000       1,934,000
  Marketable securities, available for sales................      3,343,000       7,859,000
  Accounts receivable, net of allowance of $240,000 and
    $235,000 in 2000 and 1999, respectively.................      5,426,000       6,090,000
  Interest receivable.......................................         73,000         526,000
  Prepaid expenses and other current assets.................      1,096,000         920,000
                                                               ------------    ------------
    Total current assets....................................     11,338,000      20,035,000

Property and equipment, net.................................      6,854,000       7,145,000
Intangibles, net............................................    111,164,000     113,873,000
Deferred financing fees.....................................      2,910,000       3,399,000
Other assets................................................        166,000          59,000
                                                               ------------    ------------
    Total assets............................................   $132,432,000    $144,511,000
                                                               ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................   $    779,000    $    822,000
  Accrued expenses..........................................      1,893,000       3,146,000
  Promissory notes..........................................             --         881,000
  Other current liabilities.................................         56,000          93,000
                                                               ------------    ------------
    Total current liabilities...............................      2,728,000       4,942,000
                                                               ------------    ------------

Senior Discount Notes.......................................    165,623,000     152,596,000
Other long term liabilities.................................        499,000         498,000
Deferred income tax liabilities.............................      2,363,000       2,410,000
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 2000 and
    1999....................................................             --              --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,226,817 and
    6,218,817 shares in 2000 and 1999, respectively.........         62,000          62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2000 and 1999.................................         83,000          83,000
  Additional paid-in capital................................     29,492,000      29,458,000
  Other comprehensive loss..................................        (60,000)       (149,000)
  Accumulated deficit.......................................    (68,358,000)    (45,389,000)
                                                               ------------    ------------
  Net stockholders' equity (deficiency).....................    (38,781,000)    (15,935,000)
                                                               ------------    ------------
    Total liabilities and stockholders' equity
      (deficiency)..........................................   $132,432,000    $144,511,000
                                                               ============    ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                           -------------------------   ---------------------------
                                              2000          1999           2000           1999
                                           -----------   -----------   ------------   ------------
Gross revenues...........................  $ 7,708,000   $ 7,449,000   $ 20,685,000   $ 15,869,000
  Less: commissions and fees.............      834,000       834,000      2,350,000      1,801,000
                                           -----------   -----------   ------------   ------------
    Net revenues.........................    6,874,000     6,615,000     18,335,000     14,068,000

Operating expenses:
  Operating expenses:
  Radio stations.........................    6,692,000     6,194,000     19,770,000     16,799,000
  Internet...............................      432,000            --      1,052,000             --
  Corporate, general and administrative
    expenses.............................      983,000       868,000      2,957,000      2,506,000
  Cost of abandonment of station
    acquisition agreement................           --            --        550,000
  Depreciation and amortization..........    1,207,000     1,002,000      3,633,000      2,704,000
                                           -----------   -----------   ------------   ------------
    Total operating expenses.............    9,314,000     8,064,000     27,962,000     22,009,000
                                           -----------   -----------   ------------   ------------
      Operating loss.....................   (2,440,000)   (1,449,000)    (9,627,000)    (7,941,000)

Other income (expenses):
  Gain on sale of station................           --            --             --        663,000
  Interest income........................       69,000       355,000        251,000      1,751,000
  Interest expense.......................   (4,634,000)   (4,559,000)   (13,550,000)   (12,601,000)
  Other income (expense), net............        8,000       (44,000)       (90,000)      (324,000)
                                           -----------   -----------   ------------   ------------
    Total other income (expenses)........   (4,557,000)   (4,248,000)   (13,389,000)   (10,511,000)

Loss before income taxes and
  extraordinary loss.....................   (6,997,000)   (5,697,000)   (23,016,000)   (18,452,000)
Income tax benefit, net..................       15,000            --         47,000             --
                                           -----------   -----------   ------------   ------------
  Net Loss...............................   (6,982,000)   (5,697,000)   (22,969,000)   (18,452,000)
                                           ===========   ===========   ============   ============
Basic and diluted loss per share:
  Net loss...............................  $     (0.48)  $     (0.40)  $      (1.59)  $      (1.31)
                                           ===========   ===========   ============   ============
Weighted average shares outstanding......   14,477,275    14,069,275     14,473,868     14,069,275
                                           ===========   ===========   ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                     COMMON STOCK        ADDITIONAL        OTHER
                                 ---------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED
                                   SHARES      AMOUNT      CAPITAL     INCOME (LOSS)     DEFICIT         TOTAL
                                 ----------   --------   -----------   -------------   ------------   ------------
Balance at December 31, 1999
  (Audited)...................   14,469,275   $145,000   $29,458,000     $(149,000)    $(45,389,000)  $(15,935,000)

Employee stock options........        8,000         --        34,000            --               --         34,000
Unrealized income (loss) on
  marketable securities.......           --         --            --        89,000                          89,000
Net loss......................           --         --            --            --      (22,969,000)   (22,969,000)
                                 ----------   --------   -----------     ---------     ------------   ------------
Balance at September 30, 2000
  (Unaudited).................   14,477,275   $145,000   $29,492,000     $ (60,000)    $(68,358,000)  $(38,781,000)
                                 ==========   ========   ===========     =========     ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                  (UNAUDITED)

                                                                  2000           1999
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(22,969,000)  $(18,452,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     3,633,000      2,704,000
    Non cash interest.......................................    13,516,000     12,123,000
    Non cash change in other comprehensive loss.............        89,000             --
    Gain on sale of station.................................            --       (663,000)
    Deferred income tax.....................................       (47,000)            --
    Employment stock incentives.............................        34,000         31,000
    Change in operating assets and liabilities
      (Increase) decrease in assets:
      Accounts receivable...................................       664,000     (1,828,000)
      Interest receivable...................................       453,000      1,229,000
      Prepaid expenses and other current assets.............      (176,000)       (69,000)
      Other assets..........................................      (107,000)        68,000
    Increase (decrease) in liabilities:
      Accounts payable......................................       (43,000)       145,000
      Accrued expenses......................................    (1,253,000)       459,000
      Other liabilities.....................................       (36,000)       (87,000)
                                                              ------------   ------------
        Net cash used in operating activities...............    (6,242,000)    (4,340,000)
                                                              ------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment........................      (985,000)    (2,677,000)
  Purchase of marketable securities.........................            --    (34,508,000)
  Sales of marketable securities............................     4,516,000     73,916,000
  Cash paid and advanced for assets of radio stations
    acquired................................................            --    (35,934,000)
  Decrease in cash held in escrow...........................       275,000             --
  Decrease in cash held in restricted investment............       920,000        909,000
  Cash received for radio station sold......................       352,000      1,195,000
                                                              ------------   ------------
        Net cash provided by investing activities...........     5,078,000      2,901,000
                                                              ------------   ------------

Cash flows from financing activities:
  Repayment of promissory notes.............................      (881,000)      (881,000)
                                                              ------------   ------------
        Net cash used in financing activities...............      (881,000)      (881,000)
                                                              ------------   ------------
        Change in cash and cash equivalents.................    (2,045,000)    (2,320,000)
Cash and cash equivalents at beginning of period............     2,431,000      5,285,000
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $    386,000   $  2,965,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of September 30, 2000 and the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2.  EARNINGS PER SHARE

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the three and nine months ended
September 30, 2000 and 1999, the Company had losses from continuing operations. The Company had antidilutive options amounting to 1,850,250 and 1,011,500 at September 30, 2000 and 1999, respectively, which were not included in the computation of diluted EPS.

3.  RECENT ACCOUNTING DEVELOPMENTS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Implementation of FIN 44 has not had a material affect on the Company's financial reporting.

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

    SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the Notes due 2005 (the "Indenture"), the direct subsidiaries of Big City Radio, Inc. -consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C., and Big City Radio-Phoenix, L.L.C. (collectively, the "Subsidiary Guarantors")--have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

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

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 on an as if pooling basis given the common control relationship of the Company and the Subsidiary Guarantors.

                                              SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                              -------------------   ------------------
Current assets..............................               --                    --
Noncurrent assets...........................     $109,862,000          $112,331,000
Current liabilities.........................               --                    --
Noncurrent liabilities......................               --                    --

                                 THREE MONTHS ENDED,       NINE MONTHS ENDED,
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                ---------------------   -------------------------
                                  2000        1999         2000          1999
                                ---------   ---------   -----------   -----------
Net Sales.....................         --          --            --            --
Costs and expenses............         --          --            --            --
Depreciation and
  amortization................  $ 736,000   $ 645,000   $ 2,233,000   $ 1,744,000
Net loss......................  $(736,000)  $(645,000)  $(2,233,000)  $(1,744,000)

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

    In the Los Angeles area, the Company owns and operates three FM radio stations, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Viva 107.1" (the "LA Stations"). These stations were acquired in 1996.

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

    In the Chicago area, the Company owns five radio stations, WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "The EightiesChannel" and WKIE-FM, WKIF-FM, and WDEK-FM, trimulcasting as 92 KISS FM (the EightiesChannel and 92 KISS FM are collectively referred to herein as, the "Chicago Stations"). The
103.1 FM stations were acquired on August 8, 1997. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to the previous owner under a LMA agreement until the Company commenced operation of this simulcast in early February 1998. The 103.1 simulcast began broadcasting its current format of "The EightiesChannel" in August 1999. WKIE-FM and WKIF-FM were acquired on August 4 and 7, 1998, respectively. These stations commenced operations as 92 KISS FM, a contemporary hit radio format in November 1998. On February 25, 1999 the Company acquired WDEK-FM and added it to the 92 KISS FM stations to form a trimulcast.

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

    In each of its markets, the Company seeks to maximize the economic outlook of its broadcast properties by selecting the most competitively viable formats, engaging experienced and talented management, and by optimizing the signal coverages of its transmitting facilities.

    During this year, the Company has filed for engineering signal enhancements and upgrades for its properties in Los Angeles, New York and Phoenix. The Company believes these FCC applications will be successful, but there can be no assurance that this will be the case.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

    NET REVENUES for the three months ended September 30, 2000 were $6,874,000 compared with $6,615,000 for the three months ended September 30, 1999 an increase of $259,000 or 3.9%. This increase was due primarily to net revenue growth in the Company's existing Chicago Stations and the addition of the Phoenix Stations on July 31, 1999. Partially offsetting the net revenue increase was a decrease in net revenues at the LA Station compared to the same period in 1999 resulting from its change in format in December 1999. Same radio stations' revenue growth compared with the corresponding period in the prior year was $180,000 or 2.7%.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended September 30, 2000 were $6,692,000 compared with $6,194,000 for the three months ended September 30, 1999, an increase of $498,000 or 8.0%. This increase was due principally to the move to complete staffing levels in the Chicago and Phoenix Combo operations, partially offset by the reduction in operating expenses for the New York and LA Stations.

    INTERNET OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended September 30, 2000 were $432,000, compared with no Internet operating expenses in the 1999 period due to the start-up operations of TodoAhora.com since its acquisition in November 1999.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2000 were $983,000 compared with $868,000 for the three months ended September 30, 1999, an increase of $115,000, or 13.2%. This increase was primarily attributable to settlement costs of terminated personnel.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended
September 30, 2000 were $1,207,000 compared with $1,002,000 for the three months ended September 30, 1999, an increase of $205,000, or 20.5%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Phoenix Stations which were acquired in July and September 1999 and Hispanic Internet Holdings, Inc. which was acquired in November 1999.

    INTEREST EXPENSE for the three months ended September 30, 2000 was $4,634,000 compared with $4,559,000 for the three months ended September 30, 1999, an increase of $75,000, or 1.6%. This increase reflects additional interest resulting from the accreted principal amount of the Notes for the quarter ended September 30, 2000 when compared to the quarter ended
September 30, 1999. Partially offsetting the increase in interest expense was a decrease in interest payment on the Promissory Notes which were repaid on August 1, 2000. In the three months ended September 30, 2000 and 1999, the average outstanding total debt for the Company was $166,007,000 and $148,322,000 respectively. The average rate of interest on the outstanding debt was 11.16% and 11.31%, respectively. Interest income for the three months ended
September 30, 2000 was $69,000 compared with $355,000 for the three months ended September 30, 1999. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the three months ended September 30, 2000 were $6,982,000 compared with $5,697,000 for the three months ended September 30, 1999. The increase in net loss of $1,285,000 was primarily attributable to higher station operating expenses, depreciation and amortization expenses, net interest expense, and the start-up operations of Todoahora.com, partially offset by net revenue increases.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET REVENUES for the nine months ended September 30, 2000 were $18,335,000 as compared with $14,068,000 for the nine months ended September 30, 1999, an increase of $4,267,000 or 30.3%. This increase was due primarily to the increase in net revenues of the New York Stations and the Chicago Stations and the addition of the Phoenix Stations on July 31, 1999. Partially offsetting the net revenue increase was a decrease in net revenues at the LA Station compared to the same period in 1999 resulting from its change in format in December 1999.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the nine months ended September 30, 2000 were $19,770,000 as compared to $16,799,000 for the nine months ended September 30, 1999, an increase of $2,971,000 or 17.7%. This increase was due principally to the addition of the operations of the Phoenix Stations and the increased costs associated with Chicago Stations' revenue growth, partially offset by the reduction in operating expenses for the Los Angeles Stations, New York Stations and the sale of WRKL-AM.

    INTERNET OPERATING EXPENSES excluding depreciation and amortization for the nine months ended September 30, 2000 were $1,052,000, compared with no Internet operating expenses in the 1999 period due to the start-up operations of TodoAhora.com since its acquisition in November 1999.

    CORPORATE, GENERAL AND ADMINISTRATIVE expenses for the nine months ended September 30, 2000 were $2,957,000 as compared to $2,506,000 for the nine months ended September 30, 1999, an increase of $451,000 or 18.0%. This increase was primarily attributable to settlement costs of terminated personnel and the higher personnel costs associated with supporting the Company's increased operations.

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

    DEPRECIATION AND AMORTIZATION EXPENSES for the nine months ended
September 30, 2000 were $3,633,000 as compared to $2,704,000 for the nine months ended September 30, 1999, an increase of $929,000 or 34.4%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Phoenix Stations which were acquired in July and September 1999 and Hispanic Internet Holdings, Inc. which was acquired in November 1999.

    INTEREST EXPENSES for the nine months ended September 30, 2000 were $13,550,000 as compared with $12,601,000 for the nine months ended
September 30, 1999, an increase of $949,000 or 7.5%. This increase reflects additional interest resulting from the accreted principal amount of the Notes for nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. In the nine months ended September 30, 2000 and 1999, the average outstanding total debt for the Company was $160,123,000 and $144,644,000 respectively. The average rate of interest on the outstanding debt was 11.28% and 11.27%, respectively. Interest income for the nine months ended
September 30, 2000 was $251,000 compared with $1,751,000 for the nine months ended September 30, 1999. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the nine months ended September 30, 2000 were $22,969,000 as compared with $18,452,000 for the nine months ended September 30, 1999. The increase in the net loss of $4,517,000 was primarily attributable to higher station operating expenses, the start-up operations of TodoAhora.com, depreciation and amortization expenses, net interest expense, a $550,000 cancellation charge related to the KLVA-FM acquisition, and the absence of the gain on sale of radio stations in 2000, partially offset by the increase in net revenues for the nine months ended September 30, 2000, compared to the corresponding nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of the LA Stations, the New York Stations, the Chicago Stations, and the Phoenix Stations and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because certain of its broadcast properties and the internet operations are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in its markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Company's initial public offering in December 1997), borrowings under the Old Credit Facility and the issuance of the Notes. The Company has entered into various employment contracts with twenty-four individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $850,000 in 2000, $2,185,000 in 2001, $1,501,000 in 2002 and $150,000 in 2003.

    The Company has never paid cash or stock dividends on shares of common stock. Furthermore, it intends to retain any future earnings for use in its business and does not anticipate paying dividends on shares of its common stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the nine months ended September 30, 2000 and 1999, the Company used cash in its operations. In the nine months ended September 30, 2000, the deficit was predominantly due to the start-up operating losses of the LA Stations as Viva 107.1 and Hispanic Internet Holdings, Inc. In the nine months ended September 30, 1999, the deficit was predominantly due to the operating losses of the Chicago Stations.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $985,000 and $2,677,000 for the nine months ended September 30, 2000 and 1999, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, and computer support equipment. For the nine months ended September 30, 2000, the Company sold $4,516,000 in marketable securities for general working capital purposes. For the nine months ended September 30, 1999, the Company purchased $34,508,000 in marketable securities and sold $73,916,000 to generate cash for the purchase of the radio stations in DeKalb, Illinois and Phoenix, Arizona and for general working capital purposes. Cash paid and advanced for assets of radio stations acquired were $35,934,000 in the nine months ended September 30, 1999. There were no such acquisitions during the nine months ended September 30, 2000.

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

    In connection with the consummation of the Notes Offering, the Company entered into a revolving credit facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's radio stations' positive rolling four quarter broadcast cash flow (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on the fifth anniversary of March 17, 1998 and amounts outstanding under the Revolving Credit Facility will bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin will initially be 2.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin will initially be 3.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company's and its Station Subsidiaries' assets. The Company paid $54,000 in each of the nine months ended September 30, 1999 and 2000 in fees based on the aggregate unused portion of the facility.

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

    As of the date of this report, the Company has no binding commitments for any acquisitions. After giving effect to the Notes Offering and application of net proceeds therefrom, the Company had available approximately $3.7 million of cash and cash equivalents on hand and marketable securities at September 30, 2000 and has available borrowing capacity of $7.0 million under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. Cash and cash equivalents on hand, marketable securities, and amounts available under the Revolving Credit Facility may not be sufficient to support the Company's growth strategy and as a result the Company may require additional debt or equity financing in order to acquire additional radio stations and accomplish its long-term business strategies. There can be no assurance that any such financing will be available or available on acceptable terms. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service.

    The Company anticipates that its working capital and available borrowing capacity will be sufficient to finance its existing operational and debt service requirements through September 30, 2001. Management believes that its long term liquidity needs will be satisfied through the Company's properties achieving positive operating results and cash flows through revenue growth and control of operating expenses. If the Company is unable successfully to implement its strategy, the Company may be required to obtain additional financing through public or private sale of debt or equity securities of the Company or otherwise restructure its capitalization.

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

    None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5--OTHER INFORMATION.

    None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       NUMBER           EXHIBIT
---------------------   -------
         27             Financial Data Schedule for the period ended September 30,
                        2000*

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

Dated: November 13, 2000