Form 10-K
period 2000-12-31
BIG CITY RADIO INC
filed 2001-04-02
CIK 1046284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
           EXCHANGE ACT OF 1934

           FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM         TO         .

                        COMMISSION FILE NUMBER 001-13715

                           --------------------------

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

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    On February 27, 2001 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's Class A Common Stock, as reported by the American Stock Exchange on such date, was $23,071,100

    The number of shares of the Registrant's Class A Common Stock and Class B Common Stock outstanding as of February 27, 2001 was 6,226,817 and 8,250,458 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 11, 2001 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

ITEM NO.                           DESCRIPTION                             PAGE
--------                           -----------                           --------
                                     PART I

Item 1.    Business....................................................         3

Item 2.    Properties..................................................        18

Item 3.    Legal Proceedings...........................................        19

Item 4.    Submission of Matters to a Vote of Security Holders.........        20

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................        20

Item 6.    Selected Financial Data.....................................        22

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................        23

Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................        31

Item 8.    Financial Statements and Supplementary Data.................        32

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................        58

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..........        58

Item 11.   Executive Compensation......................................        58

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................        58

Item 13.   Certain Relationships and Related Transactions..............        58

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K..................................................        58

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

    The Company's first targeted market was Los Angeles where the Company operates a three-station combination, which broadcasts as Viva 107.1, featuring a Hispanic contemporary hit radio format on the 107.1-FM frequency (the "Los Angeles Stations"). Viva 107.1 covers approximately 90% of the Arbitron diaries in the Los Angeles Arbitron Metro Survey Area ("MSA") as a result of an increase in its transmission power pursuant to the FCC Power Increase (as defined herein) which the Company implemented in the first quarter of 1998. The Company debuted Viva 107.1 in December 1999 as its first Hispanic station, and it earned a 1.4% share in the 12+ category as of the Fall 2000 Arbitron book. The Company acquired the Los Angeles Stations in May 1996 for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the Los Angeles MSA, as evidenced by reported transactions consummated since the deregulation initiated by the passage of the Telecom Act of 1996 (the "Telecom Act.") See "Business Strategy" below.

    The Company's four stations in the New York MSA collectively broadcast as New CountryY107 ("Y-107 NY") on the 107.1-FM frequency (the "New York Stations"). Y-107 NY commenced operations in December 1996 as the only country music station covering the New York City market. Y-107 NY earned a 1.0% share in the 12+ category as of the Fall 2000 Arbitron book. Y-107 NY currently covers approximately 90% of the Arbitron diaries in the New York MSA as a result of an increase in its transmission power pursuant to the FCC Power Increase and implementation of other technical improvements, which the Company implemented during the third quarter of 1998. The Company acquired the four New York Stations for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the New York MSA, as evidenced by reported transactions consummated since the passage of the Telecom Act. See "Business Strategy" below.

    The Company owns two groups of stations in the Chicago MSA, forming its first duopoly (the "Chicago Stations"). Two stations collectively broadcast as Viva 103.1 on the 103.1-FM frequency. Viva

103.1 commenced operations in January 2001, broadcasting a Hispanic contemporary hit radio format. Throughout 2000, it operated as "The EightiesChannel." Viva
103.1 currently covers approximately 85% of the Arbitron diaries in the Chicago MSA as a result of an increase in its transmission power pursuant to the FCC Power Increase and implementation of other technical improvements, which the Company implemented during the third quarter of 1999. This coverage is anticipated to approach 90% when further engineering enhancements that would be permitted by certain rule changes under consideration by the FCC take effect. The Company acquired the two stations comprising FM 103.1 for a combined purchase price which is significantly less than the reported purchase prices of Class B stations in the Chicago MSA, as evidenced by transactions consummated since the passage of the Telecom Act. See "Business Strategy" below.

    The second group of stations in the Chicago area currently comprises three stations, collectively broadcasting as Energy 92.7 and 5 ("Energy92") on the
92.7 and 92.5 FM frequencies. Energy92 commenced operations in January 2001 broadcasting a contemporary dance hit radio format. Throughout 2000, it operated as 92 KISS FM, broadcasting a contemporary hit radio format. In April 1998, the Company signed a definitive asset purchase agreement to acquire substantially all the assets of WDEK-FM and WLBK-AM, DeKalb, Illinois. The Company completed the acquisition in February 1999. The Company added WDEK-FM, which broadcasts on the 92.5 FM frequency, to the 92.7 stations. Together with the 92.7 FM frequency stations, WDEK-FM forms Energy92 in the Chicago area. Through use of the Company's STMC-TM- technology, WDEK-FM 92.5 was engineered to form part of the Energy92 synchronized station group. Energy92 currently covers approximately 90% of the Arbitron diaries in the Chicago MSA and is expected to increase its coverage to above this as a result of further engineering enhancements, subject to FCC approval.

    The Company operates two formats in the Phoenix MSA (the "Phoenix Stations"). The first format is broadcast on a group comprising three stations, KEDJ-FM on 106.3 FM, KDDJ-FM on 100.3 FM, and KBZR-FM on 106.5, all trimulcasting the modern rock format known as "The Edge" with the Howard Stern morning show. "The Edge" earned a 3.1% share in the 12+ category as of the Fall 2000 Arbitron book. "The Edge" currently covers approximately 95% of the Arbitron diaries in the Phoenix MSA. KEDJ-FM and KDDJ-FM were acquired on July 30, 1999. On September 22, 1999 the Company acquired KBZR-FM and added it to "The Edge" station group.

    The second format in the Phoenix area is currently broadcast on KSSL-FM. It is a Hispanic contemporary hit radio format, known as "Que Buena", on the 105.3 FM frequency. KSSL-FM commenced operations in February 2000. The Company acquired KSSL-FM on September 28, 1999. KSSL-FM currently covers approximately 65% of the Arbitron diaries in the Phoenix MSA and will increase its coverage to approximately 90% as a result of the planned increase in its transmission power pursuant to the FCC Power Increase and other technical improvements, which the Company plans to implement during 2001 pending receipt of FCC approval. The Company has plans to effect engineering enhancements to the KBZR-FM signal. These improvements are subject to FCC approval, but are anticipated to occur in the year 2001. After these changes, KDDJ-FM 100.3 FM will broadcast the "Que Buena" format, which together with the existing KSSL-FM, will form a simulcast combo in Phoenix whose signal will cover approximately 90% of the Arbitron diaries in the Phoenix MSA. The Company acquired the four stations in Phoenix for a combined purchase price significantly less than the reported purchase price of a Class C station combo in the Phoenix MSA as evidenced by 1999 transactions.

    On November 1, 1999 the Company consummated the acquisition, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet
Holdings, Inc. ("The Internet Company"), a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The transaction was accounted for as a purchase. The Company issued 400,000 shares of its Class A Common Stock at a value of $4.00 per share. Under the terms of the Agreement, an additional 600,000 shares will be issued, (i) over the next five years contingent upon the successful achievement of certain annual revenue goals, or (ii) in the event of a sale or spin-off of the Internet company, prior to the fifth anniversary of the merger, for a valuation of at least $10 million, or (iii) in the event of a sale of Big City Radio prior to the fifth anniversary of the merger at a price of at least $4.00 per share. The Company, through the acquisition of Hispanic Internet Holdings, Inc., owns TodoAhora.com, a bilingual internet portal, which delivers a range of internet programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. TodoAhora.com will serve the Hispanic community both in the U.S. and overseas.

    On November 8, 2000 the Company consummated a transaction in which the Company acquired substantially all of the assets and properties of (i) United Publishers of Florida, Inc., which owned and operated a Hispanic music trade magazine, (ii) "Disco", a graphic design business and (iii) the LatinMusicTrends.com website ((i), (ii), (iii) are collectively referred to herein as "the acquired businesses"). This acquisition was accounted for as a purchase. The Company paid $250,000 at closing, and a second installment of up to $250,000 is due at the one year anniversary of the acquisition, subject to certain operating cash flow targets of the acquired businesses in the first twelve months following the acquisition.

    In November 2000, the Company formed Independent Radio Reps, LLC, a wholly-owned subsidiary. This in-house agency was formed to compete for Hispanic National radio advertising business.

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

MANAGEMENT

    Mr. Stuart Subotnick, Chairman, is a founder of the Company. Mr. Subotnick contributes his financial, strategic and operational expertise gained through the development and operation of the numerous media and communications businesses that he and longtime partner John W. Kluge have controlled through Metromedia and its predecessor. Charles M. Fernandez is the President and Chief Executive Officer of the Company. Mr. Fernandez has also served as a director of the Company since November 1999. Previously, Mr. Fernandez served as Chairman of Hispanic Internet Holdings, Inc. from 1998 until its merger with Big City
Radio, Inc. Mr. Fernandez served as Executive Vice President and Director of Heftel Broadcasting Corp, up until its purchase by Clear Channel in late 1995. In addition to Mr. Subotnick and Mr. Fernandez, the Company has numerous experienced radio executives involved in all aspects of its operations, including engineering, sales, marketing, programming and finance. The Company believes that its quality management team will be instrumental in successfully implementing its business strategy.

    The principal executive offices of the Company are located at 11 Skyline Drive, Hawthorne, New York 10532. Its telephone number is (914) 592-1071.

STATIONS OPERATIONS

    The Company currently owns station groups in Los Angeles, New York, Chicago, and Phoenix, four of the largest markets in the United States in terms of aggregate radio revenues. Los Angeles and Phoenix are two of the top U.S. Hispanic markets. Y-107 NY has reported significant increases in Arbitron ratings and net revenue since its launch. Viva 107.1, a Hispanic contemporary hit radio format in Los Angeles launched in December 1999, has also reported significant Arbitron ratings growth in its first year of operation. "Que Buena" commenced operations in February 2000 and is being operated as a stand-alone signal pending implementation of the Company's planned engineering enhancements in the Phoenix market. In
January 2001, the Company changed the format of both its Chicago station groups in response to market competition and strategic opportunities.

LOS ANGELES

    The Los Angeles market is the second largest Arbitron market in terms of population and the largest in terms of aggregate radio market revenues in the United States, with 2000 revenues of $846 million. From 1996 to 2000, radio advertising revenue in the Los Angeles MSA grew from $495 million to $846 million, a compound annual growth rate of 14.3%. Los Angeles is the first market in which the Company implemented STMC-TM-, with its acquisitions of three radio stations for an aggregate purchase price of $26.8 million. Viva 107.1 initially covered approximately 75% of the Arbitron diaries in the Los Angeles MSA and, as a result of an increase in its transmission power, which the Company implemented in the first quarter of 1998, Viva 107.1 increased its coverage to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked Los Angeles Class B stations. In addition to its coverage of the Los Angeles market, Viva
107.1 covers parts of the Ventura, Orange, Riverside-San Bernardino and San Diego markets.

    The Company believes that identifying the appropriate format in a particular market is crucial to the station's ability to achieve meaningful penetration of the market's listening audience and aggregate advertising revenues. After an extensive updated research study of the Los Angeles market in 1999, the Company launched a Hispanic contemporary hit radio format.

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

NEW YORK

    The New York MSA is the largest Arbitron market in terms of population and the second largest in terms of aggregate radio market revenues in the United States, with 2000 revenues of $810 million. From 1996 to 2000, radio advertising revenue in the New York MSA grew from $467 million to $810 million, a compound annual growth rate of 14.8%. New York is the second market which the Company entered with its acquisitions of four radio stations for an aggregate purchase price of approximately $25 million. The Company has implemented STMC-TM- in New York as well and believes that it has created the equivalent of a New York
Class B station. Subsequent to the implementation of the planned power increase of the New York Stations and implementation of other technical improvements, which the Company completed by the end of the third quarter of 1998, the Arbitron diary coverage of Y-107 NY increased to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked New York Class B stations.

    Y-107 NY has an exclusive format presence in New York, as the Company believes there are no other country music stations covering substantially all of the New York MSA. Country music is traditionally a very strong 25-54 demographic format, which routinely generates high power ratios relative to other formats.

CHICAGO

    The Chicago MSA is the third largest Arbitron market in terms of population and aggregate radio market revenues in the United States with 2000 revenues of $541 million. From 1996 to 2000, radio advertising revenue in the Chicago MSA grew from $350 million to $541 million, a compound annual growth rate of 11.5%. The Company has acquired five radio stations in the Chicago MSA for an aggregate purchase price of $34.2 million. Viva 103.1 broadcast throughout the year 2000 as The EightiesChannel, an Eighties music format. Viva 103.1 began broadcasting its contemporary Spanish music format in January 2001. Energy92 broadcast throughout the year 2000 as 92Kiss FM, a contemporary hit radio format on two
92.7 frequencies and one 92.5 frequency. In January 2001, the Company changed 92Kiss to a contemporary dance hit format, Energy92. Subsequent to certain technical improvements, subject to FCC approval, the Company expects both Chicago Stations to cover approximately 90% of the Arbitron diaries in the Chicago MSA.

PHOENIX

    The Phoenix MSA is the sixteenth largest Arbitron market in terms of population and fifteenth in aggregate radio market revenues in the United States with 2000 revenues of $189 million. From 1996 to 2000, radio advertising revenue in the Phoenix MSA grew from $106 million to $189 million, a compound annual growth rate of 15.6%. The Company has to date acquired four radio stations in the Phoenix MSA for an aggregate purchase price of $32 million. The Edge broadcasts its modern rock format with the Howard Stern morning show. "Que Buena" began broadcasting its Hispanic contemporary hit radio format in February 2000. The Company has plans to effect engineering enhancements to the KBZR-FM signal. These improvements are subject to FCC approval, but are anticipated to occur in the year 2001. After these changes, KDDJ-FM 100.3 FM will cease broadcasting "The Edge" programming, but will broadcast the "Que Buena" format. Together with KSSL-FM, it will form a simulcast combo whose signal will cover approximately 90% of the Arbitron diaries in the Phoenix MSA. The Company acquired the four stations in Phoenix for a combined purchase price significantly less than the reported purchase price of a Class C station combo in the Phoenix MSA as evidenced by 1999 transactions.

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

INTERNET AND PUBLISHING REVENUES

    Internet revenues are derived principally from the sale of various forms of advertisements, including sponsorships, endorsements and product placements, and from electronic commerce activities related to its programming on pages delivered to users of our Internet channel. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our internet network. A performance based program earns revenues when a user of our internet network responds to an advertisement by linking to an advertiser's internet network. Advertising revenues are recognized in the period in which the advertisements are delivered.

    Publishing revenues are derived principally from the sale of advertising announcements. Furthermore, the magazine company derives revenues from contract graphic design projects. Publishing revenues, both from advertisements and design projects, are recognized in the period in which the advertisements are published, or when the design project is rendered. TodoAhora.com was formally launched on May 5, 2000. The magazine publishing business was acquired on November 8, 2000. Total internet and publishing revenue for the year 2000 was $75,000.

COMPETITION

RADIO BROADCASTING

    Radio broadcasting is a highly competitive business. Within their respective markets, each of the Company's radio stations competes for audience share and advertising revenue directly with other radio stations, as well as with other media such as television, print media, billboards, compact discs and music videos. Several better-capitalized companies, including Clear Channel Communications, Inc., Infinity Broadcasting Corporation, and Hispanic Broadcasting Corporation compete in the same geographic markets as the Company, many of which have greater financial resources. In addition, recently the radio industry has experienced significant consolidation which has resulted in several radio station groups that have a large number of radio stations throughout the United States and vastly greater financial resources and access to capital than the Company.

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

INTERNET AND PUBLISHING

    The market for Internet and publishing products and services is highly competitive. There are no substantial barriers to entry in these markets, and Disco, TodoAhora.com, and LatinMusicTrends.com expect that competition will continue to intensify. Disco magazine competes with other magazine and print products that feature, news and information on the Latin music industry. These include a Spanish language version of "Billboard" magazine which is produced by a competitor with greater financial resources. LatinMusicTrends.com is designed to complement the information provided to Latin music industry professionals and is under development. TodoAhora.com competes with other Hispanic and bilingual providers of online navigation, information and community services.

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

ACQUISITIONS

    Since its incorporation in August 1994, the Company has acquired the assets of twenty radio stations, an internet company, and related internet and publishing businesses. It has disposed of four stations. The following is a summary of the acquisitions and dispositions of radio stations which the Company has consummated since its incorporation. All of these transactions were with non-affiliated persons.

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

CHICAGO

    In August 1997, the Company acquired the assets of radio station WVVX-FM (now WXXY-FM), Highland Park, Illinois, from WVVX License, Inc., for a purchase price of $9.5 million. Douglas, WVVX, Inc. and WVVX License, Inc. agreed not to compete for a period of eighteen months. In August 1997, the Company acquired the assets of radio station WJDK-FM (now WYXX-FM), Morris, Illinois, from DMR Media, Inc., for a purchase price of $1.1 million. In addition, the Company agreed not to compete with DMR Media, Inc.'s operations of radio station WCSJ-AM, Morris, Illinois, for a period of five years. In August 1998, the Company closed two transactions in which it acquired substantially all of the assets of WCBR-FM (now WKIE-FM), Arlington Heights, Illinois from Darrel

Peters Productions, Inc. and WLRT-FM (now WKIF-FM), Kankakee, Illinois from STARadio Corp. for an aggregate purchase price of $19.5 million. In
February 1999, the Company acquired substantially all of the assets of radio stations WDEK-FM and WLBK-AM, DeKalb, Illinois, from DeKalb Radio Studios, Inc. for a purchase price of $4.5 million. The Company added WDEK-FM, which operates on the 92.5 FM frequency, together with two existing 92.7 FM stations in the Chicago metropolitan area, collectively know as Energy92. The Company sold the operating assets of WLBK-AM on April 12, 2000. No gain or loss was recorded on this transaction.

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

INTERNET AND PUBLISHING

    On November 1, 1999 the Company consummated a transaction in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The Company, through the acquisition of Hispanic Internet Holdings, Inc. owns TodoAhora.com, a bilingual Internet portal, which will deliver a full range of world wide web programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. TodoAhora.com will serve the Hispanic community both in the U.S. and overseas. TodoAhora.com was formally launched on May 5, 2000. In November 2000, the Company acquired the assets of United Publishers of Florida, Inc., owner of Disco Magazine, and LatinMusicTrends.com and producers of Enterese, a leading U.S. Hispanic magazine. The Company has merged its existing Internet operations together with the United Publishers publishing and Internet operations.

EMPLOYEES

    At December 31, 2000, the Company had approximately 179 full-time employees and 91 part-time employees. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a labor union.

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

TECHNICAL AND INTERFERENCE RULES

    FCC rules specify technical and interference requirements and parameters that govern the signal strength and coverage area of radio stations, and which, unless waived, must be complied with in order to obtain FCC consent to modify a station's service area or other technical operations. The FCC allots specific FM radio frequencies and class designations to particular communities of license. The FM class designations, which vary by geographic location, include (in order of increasing potential coverage area) Class A, B1, C3, B, C2, C1, C0 and C. (The C Class designations are generally not allocated to communities in the more densely-populated regions of the United States, such as the Northeast and California.) Each FM class has minimum and maximum power specifications and must not cause interference to the protected service areas of other radio stations, domestic or international, operating on the same or adjacent frequencies. Under FCC rules, a radio station must transmit a minimum predicted signal strength to its allocated community of license, and therefore must locate its transmitting antenna at a site providing such coverage while also being within a specified power and height range for that station's class designation, and at specified minimum distances from the transmitting sites of nearby radio stations operating on the same or adjacent frequencies. The Company must also comply with certain technical, reporting, and notification requirements imposed by the FAA with respect to the installation, location, lighting, and painting of the transmitter antennas used by the Company's radio stations. The combination of these requirements sets limits on the ability of a particular radio station to relocate in certain directions and to increase signal coverage. Stations may petition the FCC to change a particular station's community of license and/or class, which changes are granted by the FCC when its service priorities are met and conflicting re-allotment proposals, if any, are resolved. As to minimum distance separation requirements designed to afford interference protection to other FM stations, the FCC rarely waives such specifications. However, the FCC permits radio stations in certain circumstances to relocate to a site not meeting the minimum distance separation rule when the station demonstrates that the service contours of neighboring radio stations will be protected from interference. Because STMC-TM- uses radio stations that operate on the same or adjacent frequencies, the STMC-TM- stations' transmitting sites must be sufficiently distant from each other to comply with the FCC's interference protection guidelines, unless such stations are exempt from compliance by their grandfathered status.

FCC POWER INCREASES AND OTHER ENGINEERING ENHANCEMENTS

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

    Other matters that could affect the Company include technological innovations and developments generally affecting competition in the mass communications industry. The FCC has licensed two entities to provide a new technology, digital audio radio service or DARS, to deliver audio programming by satellite. The FCC is also considering various proposals for terrestrial DARS. DARS may provide a medium for the delivery of multiple new audio programming formats to local and national audiences with sound quality equivalent to compact discs. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. The FCC currently is also considering authorizing the use of in-band, on-channel, or IBOC technology for radio stations. IBOC technology would permit an AM or FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. Such IBOC operations might not be consistent with STMC-TM- operations. It is unclear what regulations the FCC will adopt regarding IBOC technology and what effect such regulations would have on the Company's business or the operations of its radio stations. The FCC has recently adopted new rules authorizing the operation of low power radio stations within the existing FM band. Low power radio stations will operate at power levels below that of full power FM radio stations, such as those owned by the Company. It is not possible to predict what effect, including interference effect, low power radio stations will have on the operations of the Company's radio stations.

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

ITEM 2. PROPERTIES

    The Company leases approximately 3,200 square feet in Hawthorne, New York, where its corporate offices are located, and approximately 5,939 square feet in New York, NY which is used as a temporary New York sales office. The Company has entered into a lease for approximately 10,500 square feet in New York, NY, and is currently constructing studios, and offices to house Y-107 NY and the corporate offices. It is anticipated that this facility will be ready to occupy by mid 2001, at which time the Company will vacate its studios and corporate offices in Hawthorne and its temporary sales offices in New York.

    The type of properties required to support each of the Company's radio stations includes offices, studios, transmitter sites, booster sites, translator sites and antenna sites. The Company owns, leases or licenses the properties required to operate its radio stations. The Company owns facilities for the New York Stations in Long Branch (approximately 6,500 square feet) and for WDEK-FM and WLBK-AM in DeKalb, Illinois (approximately 4,500 square feet). The Company leases or licenses facilities for the Los Angeles Stations in Century City (approximately 16,048 square feet), Arcadia, Fallbrook, Ventura (approximately 758 square feet), Temecula and Burbank. The Company leases facilities for the New York Stations in Hampton Bays (approximately 1,260 square feet), Hawthorne, New York, East Quogue and Westchester. The Company leases facilities for the Chicago Stations in Chicago (approximately 18,698 square feet), Highland Park (approximately 2,120 square feet), Arlington Heights (approximately 2,800 square feet), Kankakee, and Morris. The Company leases facilities for the Phoenix Stations in Phoenix (approximately 8,700 square feet), Apache Junction (approximately 600 square feet), Casa Grande (approximately 1,200 square feet), Globe, Arizona City and Wickenberg. The Company leases facilities for the Internet and publishing operation in Coral Gable (approximately 12,600 square feet). The Company considers its facilities to be suitable and of adequate sizes for its current and intended purposes and does not anticipate any difficulties in renewing those leases or licenses or in leasing or licensing additional space, if required.

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

    The following table sets forth the location of the Company's principal properties:

LOCATION                                                         FACILITY
--------                                                         --------
LOS ANGELES
Arcadia, CA..................................  FM tower (3)
Fallbrook, CA................................  FM tower, studio, transmitter site (1)
Ventura, CA..................................  FM tower (3), studio, transmitter site (1)
Temecula, CA.................................  Translator site (1)
Century City, CA.............................  Studio, business offices (1)
Burbank, CA..................................  Booster site (1)

NEW YORK
Hampton Bays, NY.............................  Business offices (1)
Hawthorne, NY................................  Studio, corporate offices (1)
New York, NY.................................  Studio, business offices (1)
Long Branch, NJ..............................  FM tower, studio (2)
Westchester, NY..............................  FM tower (1)
East Quogue, NY..............................  FM tower, transmitter site (1)

CHICAGO
Highland Park, IL............................  FM tower (3), studio (1)
Morris, IL...................................  FM tower, transmitter site (2)
Arlington Heights, IL........................  Studio, FM tower (1)
Kankakee, IL.................................  Studio, antenna (1)
Chicago, IL..................................  Studio, business offices (1)
Arlington Heights, IL........................  FM tower (1)
DeKalb, IL...................................  Tower, studio, business offices (2)

PHOENIX
Globe, AZ....................................  Tower (1)
Phoenix, AZ..................................  Studio, business offices (1)
Arizona City, AZ.............................  Tower (1)
Wickenberg, AZ...............................  Tower (1)
Apache Junction, AZ..........................  Studio (1)
Casa Grande, AZ..............................  Studio (1)

FLORIDA
Coral Gable, FL..............................  Business offices (1)

------------------------

(1) Leased.

(2) Owned.

(3) Tower owned by the Company while the property is leased.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock is listed and traded on the American Stock Exchange (the "AMEX") under the symbol "YFM" since December 19, 1997. There is no established public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sales prices per share of the Class A Common Stock as reported by the AMEX for each quarterly periods during the years ended December 31, 2000 and 1999:

                                                                 HIGH          LOW
                                                                 ----          ---
2000:
First Quarter...............................................      9 1/4        4 11/16
Second Quarter..............................................      5 3/4        3 15/16
Third Quarter...............................................     5 1/16          3 5/8
Fourth Quarter..............................................     4 7/16              1

                                                                 HIGH          LOW
                                                              ----------   -----------
1999:
First Quarter...............................................      5 1/2         3 3/16
Second Quarter..............................................      4 5/8          3 3/8
Third Quarter...............................................      4 5/8          3 1/4
Fourth Quarter..............................................      5 3/8          3 3/8

    On February 27, 2001, the last reported sales price for the Company's
Class A Common Stock by the AMEX was $4.450 per share. As of February 27, 2001, there were approximately 35 registered holders of record of Class A Common Stock, which number includes nominees for an undeterminable number of beneficial owners, and 8 holders of Class B Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial data and should be read in conjunction with the Company's financial statements and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected balance sheet data as of December 31, 1996, 1997, 1998, 1999 and 2000 and statement of operations data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from the Company's financial statements which have been audited by KPMG LLP, Independent Certified Public Accountants. The historical financial results of the Company are not comparable from period to period because of the acquisition and sale of various broadcasting properties by the Company during the periods covered.

                                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                    1996(1)(2)   1997(3)    1998(4)(5)   1999(6)(7)   2000(8)
                                                    ----------   --------   ----------   ----------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gross revenues....................................   $ 8,567     $ 11,731    $ 15,883     $ 23,296    $ 26,895
Net revenues......................................     7,944       10,460      14,202       20,604      23,841
Station operating expenses........................    12,253       12,979      17,525       23,566      26,047
Internet and publishing...........................        --           --          --           51       1,569
Corporate, general and administrative expenses....     1,201        1,745       2,527        4,371       3,845
Employment incentives.............................        --        3,863         808           --          --
Cost of abandonment of station acquisition
  agreement.......................................        --           --          --           --         550
Depreciation and amortization.....................     1,326        1,791       2,528        3,812       4,867
Operating loss....................................    (6,836)      (9,918)     (9,186)     (11,196)    (13,037)
Gain on sale of stations..........................     6,608           --          --          663          --
Interest expense..................................    (2,889)      (4,488)    (12,608)     (16,953)    (18,392)
Income tax benefit, net...........................        --        1,050       1,988           63          63
Deferred income taxes resulting from conversion to
  C corporation status............................        --       (3,350)         --           --          --
Extraordinary loss on extinguishment of debt, net
  of income taxes.................................        --         (313)       (495)          --          --
Net (loss)........................................    (3,098)     (16,918)    (17,449)     (25,808)    (31,168)
BASIC AND DILUTIVE INCOME (LOSS) PER COMMON
  SHARE:..........................................     (0.39)       (1.77)      (1.24)       (1.83)      (2.15)

                                                                        AS OF DECEMBER 31,
                                                       ----------------------------------------------------
                                                         1996       1997       1998       1999       2000
                                                       --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash.................................................  $   234    $    80    $  5,285   $  2,431   $    862
Intangibles, net.....................................   29,230     54,115      80,309    113,873    110,476
Total assets.........................................   38,963     60,108     152,082    144,511    129,846
Notes payable to stockholders........................   12,544         --          --         --         --
Long-term liabilities................................   28,200     30,142     138,227    153,094    170,917
Stockholder's equity (deficiency)....................   (3,800)    25,032       8,391    (15,935)   (46,929)

--------------------------

(1) The Company acquired substantially all of the assets of the Los Angeles Stations and KWIZ-FM on May 30, 1996 and commenced operations of these stations under a LMA on March 26, 1996. The financial statements include the operations of these stations from commencement of the LMA period. KWIZ-FM was sold on December 20, 1996. No gain or loss was recognized on the sale of KWIZ-FM.

(2) The Company acquired WSTC-AM and WKHL-FM during 1992. The financial statements include the operations of these stations from their date of acquisition to May 30, 1996, the date on which they were sold. For the year ended December 31, 1996, the gain on sale of stations represents the gain on sale of WSTC-AM and WKHL-FM.

(3) The Company acquired substantially all of the assets of WWHB-FM on April 1, 1997 and WZVU-FM on June 5, 1997 and commenced operations of these stations under a LMA during December 1996. WWHB-FM and WZVU-FM together with WRGX-FM form Y-107 NY. The financial statements include the operations of Y-107 NY since December 1996.

(4) The Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvedere, NJ and WRNJ-AM, Hackettstown, NJ on
    August 14, 1998. Simultaneously at the closing, the Company sold substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. The remaining WRNJ-FM operates on 107.1 FM and was added to the Company's New Country Y-107 trimulcast under a LMA, effective April 28, 1998. The financial statements include the operations of WRNJ-FM since April 1998.

(5) The Company acquired substantially all of the assets of WCBR-FM, Arlington Heights, Illinois and WLRT-FM, Kankakee, Illinois on August 4 and 7, 1998, respectively. The operations of these stations have been included in the consolidated statements of operations from these dates.

(6) The Company acquired substantially all of the assets of WDEK-FM and WLBK-AM on February 25, 1999. The financial statements include the operations of these stations since February 25, 1999.

(7) The Company acquired substantially all of the assets of KEDJ-FM and KDDJ-FM on July 31, 1999, KBZR-FM on September 22, 1999 and KMYL-FM on
    September 29, 1999. The operations of these stations have been included in the consolidated statements of operations from these dates.

(8) The Company acquired substantially all of the assets of United Publishers of Florida, Inc. on November 8, 2000. The financial statements include the operations of United Publishers of Florida, Inc. since November 8, 2000.

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

    On August 8, 1997 the Company acquired WXXY-FM (formerly WVVX-FM), Highland Park, Illinois and WYXX-FM (formerly WJDK-FM) Morris, Illinois. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to a previous owner under a LMA until "FM 103.1 Chicago Heart and Soul" commenced operation in early February 1998. In August 1999, 103.1 FM broadcast its format of "The EightiesChannel". In January 2001, these stations began broadcasting as Viva 103.1 under its current format of Hispanic contemporary hit radio. On August 4 and 7, 1998, the Company completed the acquisitions of WKIE-FM (formerly WCBR-FM) and WKIF-FM (formerly WLRT-FM) and launched its second station group in the Chicago area. These stations commenced operation as 92 KISS FM, a contemporary hit radio format in November 1998. In February 1999, the Company acquired WDEK-FM and WLBK-AM, DeKalb, Illinois and added WDEK-FM to the 92 KISS FM stations. The Company sold WLBK-AM in April 2000. In
January 2001, these stations began broadcasting as Energy92 under its current format of contemporary dance hit radio.

    On July 30, 1999, the Company completed the acquisition of KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona. The Company operated KEDJ-FM and KDDJ-FM, simulcasting as The Edge with its modern rock format and Howard Stern morning show. On September 22, 1999, the Company acquired KBZR-FM, Arizona City, Arizona, which was added to The Edge stations to form a trimulcast. On
September 29, 1999, the Company acquired KSSL-FM (formerly KMYL-FM), Wickenberg, Arizona. In February 2000, the Company began operating KSSL-FM as a stand-alone radio station broadcasting its Hispanic contemporary hit radio format.

    On November 1, 1999 the Company entered into a merger and registration rights agreement (the "Agreement") in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The Company, through the acquisition of Hispanic Internet Holdings, Inc., owns TodoAhora.com, a bilingual internet portal, which will deliver a full range of world wide web programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. TodoAhora.com serves the Hispanic community both in the U.S. and overseas.

    On November 8, 2000 the Company entered into an asset purchase agreement in which the Company acquired substantially all of the assets and properties of United Publishers of Florida, Inc, which owned and operated a Hispanic music trade magazine, "Disco", a graphic design business and a

LatinMusicTrends.com web site. In November 2000, the Company formed Independent Radio Reps, LLC., a wholly-owned subsidiary. This in-house agency was formed to compete for Hispanic National Radio advertising business.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    NET REVENUES in the year ended December 31, 2000 were $23,841,000 compared with $20,604,000 for the year ended December 31, 1999, an increase of $3,237,000 or 16%. This increase was due primarily to the increase in net revenues of the New York Stations and the Chicago Stations and the addition of the Phoenix Stations on July 31, 1999. Partially offsetting the net revenue increase was a decrease in net revenues at the LA Stations compared to the same period in 1999 resulting from its change in format in December 1999. The existing radio stations' (owned for all of 2000 and 1999) net revenue growth compared with the corresponding period in the prior year was $497,000 or 3%.

    STATION OPERATING EXPENSES excluding depreciation and amortization for the year ended December 31, 2000 were $26,047,000 compared with $23,566,000 in the year ended December 31, 1999, an increase of $2,481,000 or 11%. This increase was due principally to the addition of the operations of the Phoenix Stations and the increased costs associated with Chicago Stations' revenue growth, partially offset by the reduction in operating expenses for the New York Stations, LA Stations and WRKL-AM.

    INTERNET AND PUBLISHING operating expenses excluding depreciation and amortization for the year ended December 31,2000 were $1,569,000 compared with $51,000 in the year ended December 31, 1999, an increase of $1,518,000. The increase was due principally to the start-up operations of TodaAhora.com since its inception in November 1999.

    DEPRECIATION AND AMORTIZATION EXPENSES for the year ended December 31, 2000 were $4,867,000 compared with $3,812,000 for the year ended December 31, 1999, an increase of $1,055,000 or 28%. This increase was due primarily to the amortization of intangibles and depreciation of capital assets of the Phoenix Stations which were acquired in July and September 1999 and Hispanic Internet Holdings, Inc. which was acquired in November 1999.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 2000 were $3,845,000 compared with $4,371,000 for the year ended December 31, 1999, a decrease of $526,000 or 12%. This decrease was due primarily to a severance payment made to the Company's prior Chief Executive Officer in 1999, and decreased legal and professional fees in 2000.

    COST OF ABANDONMENT ON STATION ACQUISITION AGREEMENT for the year ended December 31, 2000 was the result of the cancellation of a signed agreement whereby the assets of radio station KLVA-FM, Casa Grande, Arizona would have been exchanged for the assets of radio station KDDJ-FM, Globe, Arizona. On signing of the acquisition agreement, the Company deposited $275,000 into an escrow account in April 1999. In February 2000, the Company paid the balance in the escrow account and an additional amount of $275,000, totaling $550,000, to cancel the signed KLVA-FM acquisition. The decision to abandon the transaction was made in response to a change in the engineering enhancement plan for our Phoenix radio licenses.

    INTEREST EXPENSE for the year ended December 31, 2000 was $18,392,000 compared with $16,953,000 for the year ended December 31, 1999, an increase of $1,439,000 or 8%. This increase reflects additional interest resulting from the issuance of the Notes on March 17, 1998 (the "Notes Offering") and its accreted principal amount for the year ended December 31, 2000 when compared to the corresponding period in 1999. In the years ended December 31, 2000 and 1999, the weighted average outstanding total debt for the Company was $162,288,000 and $146,540,000, respectively. The weighted average rate of interest on the outstanding debt was 11.324% and 11.323%, respectively.

    INTEREST INCOME for the year ended December 31, 2000 was $281,000 as compared to $1,952,000 for the year ended December 31, 1999, a decrease of $1,671,000 or 86%. This decrease was due primarily to a decline in marketable securities balances as a result of those funds being used in operations.

    NET LOSSES for the year ended December 31, 2000 were $31,168,000 compared with $25,808,000 for the year ended December 31, 1999, an increase of $5,360,000 or 21%. The increase in the net loss was primarily attributable to, (a) higher station operating expenses and the start-up operations of TodoAhora.com,
(b) higher depreciation and amortization expenses and net interest expense, resulting from the Phoenix station acquisitions in 1999, and (c) a $550,000 cancellation charge related to the KLVA-FM acquisition, and the absence of the gain on sale of radio stations in 2000. Partially offsetting these factors, was the increase in net revenues for the year ended December 31, 2000, compared to the corresponding year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    NET REVENUES in the year ended December 31, 1999 were $20,604,000 compared with $14,202,000 for the year ended December 31, 1998, an increase of $6,402,000 or 45%. This increase was due primarily to increases in the net revenues of Y-107 NY, the Chicago stations, and the acquisition of "The Edge" in Phoenix. These increases in revenues were partially offset by the decrease in net revenues of $1,368,000 for WRKL-AM which was sold by the Company during the first quarter of 1999. The existing radio stations' (owned for all of 1999 and 1998) net revenue growth compared with the corresponding period in the prior year was $2,437,000 or 19%.

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

    INTEREST INCOME for the year ended December 31, 1999 was $1,952,000 as compared to $3,076,000 for the year ended December 31, 1998, a decrease of $1,124,000 or 37%. This decrease was due primarily to a decline in marketable securities balances as a result of those funds being used to complete radio stations acquisitions and in operations.

    NET LOSSES for the year ended December 31, 1999 were $25,808,000 compared with $17,449,000 for the year ended December 31, 1998, an increase of $8,359,000 or 48%. This increase was primarily attributable to higher station operating expenses, depreciation and amortization expenses, corporate, general and administrative expenses, and net interest expense as well as the reduction in income tax benefit of $1,925,000. These increases were offset by a gain on sale of station of $663,000, no extraordinary loss on extinguishment of debt, net of income taxes of $495,000 or employment stock incentive of $808,000 and increased net revenues for the twelve months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of its radio stations. In addition, since the majority of its broadcast properties are in the early stages of development, either as a result of them being recent purchases, or as a result of them being recently reformatted, the Company expects to generate significant net losses for the foreseeable future, as it continues to expand its presence in major markets as well as developing its Internet portal site.

    As a result of these factors, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), under the Old Credit Facility and the issuance of the Notes. The net proceeds of approximately of $120,808,000 from the Notes Offering were used to repay approximately $32,600,000 of the Old Credit Facility (as hereinafter defined; see Note 8). Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") in the amount of $15.0 million. (see Note 8).

    The Company has entered into employment contracts with 17 individuals, mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,919,000 in 2001, $1,246,000 in 2002 and $150,000 in 2003.

    The Company has never paid cash or stock dividends. The Company will continue to report net losses throughout the start up period for the Los Angeles, Chicago and Phoenix Stations. Furthermore, it intends to retain future earnings for use in its business and does not anticipate paying dividends on shares of its common stock in the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

    In each of the years ended December 31, 1998, 1999 and 2000, the Company reported cash used in operations. In the years ended December 31, 1998 and 1999 the negative cash flow was predominantly due to the funding of start-up operations at New York and Chicago Stations. In the year ended December 31, 2000, the negative cash flow was predominantly due to the start-up operating losses of the LA Stations as Viva 107.1, the Que Buena Phoenix Station, and the Hispanic Internet portal site, TodoAhora.com, as well as the operating losses of the Chicago Stations.

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $2,441,000, $2,941,000 and $1,584,000 in the years ended December 31, 1998, 1999 and 2000, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, computer support equipment, and purchase of promotional vehicles for the new station properties, as well as purchase of furniture and fixture and computer equipment for the Internet and publishing operations. In the year ended 1998, the Company purchased $125,609,000 in marketable securities with proceeds from the Notes Offering of which $77,193,000 were sold during the year. In the year ended 1999, the Company purchased $34,508,000 in marketable securities and sold $75,065,000 to generate cash for the purchase of radio stations in DeKalb, Illinois and Phoenix, Arizona and for general working capital purposes. In the year ended 2000, the Company sold $5,964,000 in marketable securities to generate cash for general working capital purposes. Cash paid and advanced for the purchase of assets of radio stations and Internet and publishing businesses were $23,244,000, $36,177,000 and $250,000 in the years ended December 31, 1998,
1999 and 2000, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

    The Company completed a private placement of $174.0 million aggregate principal amount at maturity of Notes on March 17, 1998 (the "issue date"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.6 million to repay outstanding indebtedness under its Old Credit Facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and intends to use the remaining proceeds for general working capital purposes.

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

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's Restricted Subsidiaries, as defined in the Indenture governing the Notes; as of December 31, 2000, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its Restricted Subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. At December 31, 2000 the Company is in compliance with all covenants and other restrictions under the Notes.

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

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, limitations on the incurrence of additional indebtedness, restrictions on sales of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain minimum interest coverage ratios. The Company is currently in compliance with all material covenants and restrictions under the Revolving Credit Facility, with the exception that the Independent Auditors' Report for the year ended December 31, 2000 includes a "going concern" uncertainty paragraph (see page 33). The Company is currently seeking a new debt facility, and as part of this negotiation plans to rectify its non-compliance with this covenant within the thirty day period permitted by the existing Revolving Credit Facility.

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

    The Company had available approximately $2.8 million of cash and cash equivalents and marketable securities at December 31, 2000 and has unused borrowing capacity of $3.9 million under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. On March 15, 2001, the senior discount notes commence accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual interest payment is $9.8 million.

    Cash on hand and amounts available under the Revolving Credit Facility are not sufficient to support the Company's operations through December 31, 2001 and its growth strategy. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company is in the process of seeking a new debt facility to finance its operating and debt service requirements and capital expenditure programs through December 31, 2001. There can be no assurance that any such financing will be available or available on acceptable terms. Management believes that its long-term liquidity needs will be satisfied through a combination of
i) achieving positive operating results and cash flows through revenue growth and control of operating expenses and ii) the implementation and execution of its growth strategy to acquire and build a major market broadcast group. In order to meet its long-term financing needs, the Company is currently considering all means available to it, including the raising of additional equity and the restructuring of the Notes.

NEW ACCOUNTING DISCLOSURES

ACCOUNTING FOR DERIVATIVES

    In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities, was issued.
SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. In June 2000, SFAS 138 was issued which addresses a limited number of issues causing implementation difficulties for numerous entities that have applied SFAS 133. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. The adoption of SFAS
No. 133 and 138 is not expected to have a material impact on the financial position or results of operations of the Company.

REVENUE RECOGNITION

    In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB No. 101 as amended. The adoption of SAB No. 101, as amended, has not and is not expected to have a material impact on the Company's results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              BIG CITY RADIO, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
BIG CITY RADIO, INC.

Report of KPMG LLP, Independent Auditors....................        33

Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................        34

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................        35

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................        36

Consolidated Statement of Stockholders' Equity
  (Deficiency)..............................................        37

Notes to Consolidated Financial Statements..................        38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
of Big City Radio, Inc.:

    We have audited the accompanying consolidated balance sheets of Big City Radio, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big City Radio, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a total stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Los Angeles, California

March 29, 2001

                              BIG CITY RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                                                                  1999           2000
                                                                  ----           ----
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,431,000   $    862,000
  Cash held in escrow (note 4)..............................       275,000             --
  Cash held in investment, restricted (note 5)..............     1,934,000        802,000
  Marketable securities (note 2)............................     7,859,000      1,895,000
  Accounts receivable, net of allowance of $235,000 and
    $338,000 in 1999 and 2000, respectively.................     6,090,000      4,716,000
  Interest receivable.......................................       526,000         38,000
  Prepaid expenses and other current assets.................       920,000        981,000
                                                              ------------   ------------
    Total current assets....................................    20,035,000      9,294,000
Property and equipment, net (note 6)........................     7,145,000      7,148,000
Intangibles, net (note 7)...................................   113,873,000    110,476,000
Deferred financing fees, net................................     3,399,000      2,747,000
Other assets................................................        59,000        181,000
                                                              ------------   ------------
    Total assets............................................  $144,511,000   $129,846,000
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    822,000   $  1,337,000
  Accrued expenses..........................................     3,146,000      2,138,000
  Promissory notes (note 9).................................       881,000             --
  Other current liabilities.................................        93,000         36,000
                                                              ------------   ------------
    Total current liabilities...............................     4,942,000      3,511,000
                                                              ------------   ------------
Long-term liabilities:
  Senior discount notes (note 8)............................   152,596,000    170,296,000
  Other long-term liabilities...............................       498,000        621,000
Deferred income tax liabilities (note 12)...................     2,410,000      2,347,000
Stockholders' equity (deficiency) (note 13):
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 1999 and
    2000....................................................            --             --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,218,817
    shares and 6,226,817 shares in 1999 and 2000,
    respectively............................................        62,000         62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 1999 and 2000.................................        83,000         83,000
  Additional paid-in capital................................    29,458,000     29,492,000
  Other comprehensive loss (note 2).........................      (149,000)        (9,000)
  Accumulated deficit.......................................   (45,389,000)   (76,557,000)
                                                              ------------   ------------
                                                               (15,935,000)   (46,929,000)
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $144,511,000   $129,846,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                          1998           1999           2000
                                                          ----           ----           ----
Gross revenues......................................  $ 15,883,000   $ 23,296,000   $ 26,895,000
Less commissions and fees...........................     1,681,000      2,692,000      3,054,000
                                                      ------------   ------------   ------------
    Net revenues....................................    14,202,000     20,604,000     23,841,000
                                                      ------------   ------------   ------------
Operating expenses:
  Station operating expenses, excluding depreciation
    and amortization................................    17,525,000     23,566,000     26,047,000
  Internet and publishing, excluding depreciation
    and amortization................................            --         51,000      1,569,000
  Corporate, general and administrative expenses....     2,527,000      4,371,000      3,845,000
  Employment stock incentives (note 13).............       808,000             --             --
  Cost of abandonment of station acquisition
    agreement.......................................            --             --        550,000
  Depreciation and amortization.....................     2,528,000      3,812,000      4,867,000
                                                      ------------   ------------   ------------
    Total operating expenses........................    23,388,000     31,800,000     36,878,000
                                                      ------------   ------------   ------------
    Operating loss..................................    (9,186,000)   (11,196,000)   (13,037,000)
Other income (expenses):
  Gain on sale of station (note 4)..................            --        663,000             --
  Interest income...................................     3,076,000      1,952,000        281,000
  Interest expense..................................   (12,608,000)   (16,953,000)   (18,392,000)
  Other, net........................................      (224,000)      (337,000)       (83,000)
                                                      ------------   ------------   ------------
    Total other (expenses)..........................    (9,756,000)   (14,675,000)   (18,194,000)
                                                      ------------   ------------   ------------
Loss before income tax benefit and extraordinary
  loss..............................................   (18,942,000)   (25,871,000)   (31,231,000)
Income tax benefit, net (notes 2 and 12)............     1,988,000         63,000         63,000
                                                      ------------   ------------   ------------
    Loss before extraordinary loss..................   (16,954,000)   (25,808,000)   (31,168,000)
Extraordinary loss on extinguishment of debt, net of
  income taxes (note 8).............................      (495,000)            --             --
                                                      ------------   ------------   ------------
    Net loss........................................   (17,449,000)   (25,808,000)   (31,168,000)
                                                      ============   ============   ============
Basic and diluted loss per share:
  Loss before extraordinary item....................        ($1.21)        ($1.83)        ($2.15)
  Extraordinary item................................         (0.03)            --             --
                                                      ------------   ------------   ------------
    Net loss........................................        ($1.24)        ($1.83)        ($2.15)
                                                      ============   ============   ============
Weighted average shares outstanding.................    14,026,000     14,136,000     14,475,000
                                                      ============   ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                  1998            1999           2000
                                                                  ----            ----           ----
Cash flows from operating activities:
  Net loss..................................................  $ (17,449,000)  $(25,808,000)  $(31,168,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      2,528,000      3,812,000      4,867,000
    Deferred income taxes (notes 2 and 12)..................     (2,100,000)       (63,000)       (63,000)
    Non cash interest.......................................     11,948,000     16,504,000     18,352,000
    Non cash change in other comprehensive loss.............             --       (149,000)       140,000
  Gain on sale of station (note 4)..........................             --       (663,000)            --
  Loss on disposal of fixed assets..........................             --         11,000             --
  Disposal of fixed assets..................................             --         33,000             --
  Employment stock incentives (note 13).....................        808,000             --         34,000
  Extraordinary loss on extinguishment of debt (note 8).....        582,000             --             --
  Changes in operating assets and liabilities, net of
    acquisitions:
    (Increase) decrease in assets:
      Accounts receivable...................................     (1,037,000)    (2,728,000)     1,374,000
      Interest receivable...................................     (1,574,000)     1,048,000        488,000
      Prepaid expenses and other current assets.............       (351,000)       (67,000)       (61,000)
      Other assets..........................................       (124,000)       110,000       (122,000)
    Increase (decrease) in liabilities:
      Accounts payable......................................       (607,000)       304,000        515,000
      Accrued expenses......................................       (197,000)     1,960,000     (1,009,000)
      Other liabilities.....................................       (185,000)       (91,000)        66,000
                                                              -------------   ------------   ------------
        Net cash used in operating activities...............     (7,758,000)    (5,787,000)    (6,587,000)
                                                              -------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................     (2,441,000)    (2,941,000)    (1,584,000)
  Purchase of marketable securities.........................   (125,609,000)   (34,508,000)            --
  Sale of marketable securities.............................     77,193,000     75,065,000      5,964,000
  Cash paid and advanced for assets of radio stations
    acquired................................................    (23,244,000)   (36,177,000)      (250,000)
  Decrease (Increase) in cash held in restricted
    investment..............................................     (3,350,000)     1,416,000      1,132,000
  Decrease in cash held in escrow...........................             --             --        275,000
  Cash received for disposal of fixed assets................             --         58,000         10,000
  Cash received for radio station sold......................             --      1,195,000        352,000
                                                              -------------   ------------   ------------
        Net cash provided by (used in) investing
          activities........................................    (77,451,000)     4,108,000      5,899,000
                                                              -------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from offering of Senior Discount Notes, net of
    discount and fees of $4,568,000.........................    120,808,000             --             --
  Drawdown on credit facility, net of fees paid of $793,000,
    $0 and $0 in 1998, 1999, and 2000, respectively.........      2,500,000             --             --
  Repayment of existing credit facility.....................    (32,600,000)            --             --
  Repayment of promissory notes.............................       (294,000)    (1,175,000)      (881,000)
                                                              -------------   ------------   ------------
        Net cash provided by (used in) financing
          activities........................................     90,414,000     (1,175,000)      (881,000)
                                                              -------------   ------------   ------------
        Change in cash and cash equivalents.................      5,205,000     (2,854,000)    (1,569,000)
Cash and cash equivalents at beginning of year..............         80,000      5,285,000      2,431,000
                                                              -------------   ------------   ------------
Cash and cash equivalents at end of year....................  $   5,285,000   $  2,431,000   $    862,000
                                                              =============   ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                  COMMON STOCK        ADDITIONAL        OTHER
                                              ---------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED
                                                SHARES      AMOUNT      CAPITAL         LOSS          DEFICIT         TOTAL
                                              ----------   --------   -----------   -------------   ------------   ------------
Balance at December 31, 1997................  13,975,520   $140,000   $27,024,000     $      --     $(2,132,000)   $ 25,032,000
Capital contribution related to employment
  incentive (note 13).......................      93,755      1,000       807,000            --              --         808,000
Net loss....................................          --         --            --            --     (17,449,000)    (17,449,000)
                                              ----------   --------   -----------     ---------     ------------   ------------
Balance at December 31, 1998................  14,069,275    141,000    27,831,000            --     (19,581,000)      8,391,000
Capital contribution related to employment
  incentive (note 13).......................          --         --        31,000            --              --          31,000
Unrealized loss on marketable securities....          --         --            --      (149,000)             --        (149,000)
Acquisition of Hispanic Internet Holdings
  (note 4)..................................     400,000      4,000     1,596,000            --              --       1,600,000
Net loss....................................          --         --            --            --     (25,808,000)    (25,808,000)
                                              ----------   --------   -----------     ---------     ------------   ------------
Balance at December 31, 1999................  14,469,275    145,000    29,458,000      (149,000)    (45,389,000)    (15,935,000)
Employee stock options......................       8,000         --        34,000            --              --          34,000
Unrealized income on marketable
  securities................................          --         --            --       140,000              --         140,000
Net loss....................................          --         --            --            --     (31,168,000)    (31,168,000)
                                              ----------   --------   -----------     ---------     ------------   ------------
Balance at December 31, 2000................  14,477,275   $145,000   $29,492,000     $  (9,000)    $(76,557,000)  $(46,929,000)
                                              ==========   ========   ===========     =========     ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

(1) ORGANIZATION AND BUSINESS

    Big City Radio, Inc. (formerly Odyssey Communications, Inc.) ("Big City Radio") was incorporated in Delaware on August 2, 1994 and commenced operations on January 1, 1995. On May 30, 1996, Big City Radio merged with Q
Broadcasting, Inc. ("Q", and together with Big City Radio, the "Company"), with Big City Radio being the surviving company. Big City Radio and Q were owned 94% and 100%, respectively by Stuart and Anita Subotnick (the "Principal Stockholders"). Accordingly, the merger has been accounted for as a combination of entities under common control. As a result, the combination of Big City Radio and Q was effected utilizing historical costs. At the date of conversion from S Corporation status to C Corporation status (see Note 2), the Company formed five wholly owned subsidiaries, Big City Radio--LA, LLC; Big City Radio--NYC, LLC; Big City Radio--CHI, LLC; WRKL Rockland Radio, LLC; and Odyssey Traveling Billboards, Inc.

    The Company owns and operates radio broadcasting stations. As of December 31, 2000, the Company owned three FM stations in Southern California, KLYY-FM Arcadia, KVYY-FM Ventura and KSYY-FM Fallbrook (programmed as "Viva 107.1"). In the New York area, the Company owns four radio properties, WWXY-FM Westchester County, New York (the "Original New York Stations"), WWZY-FM Monmouth, New Jersey, WWVY-FM Hampton Bays, New York and WWYY-FM Hackettstown, New Jersey. WWXY-FM, WWZY-FM, WWVY-FM, and WWYY-FM are programmed as "New Country Y-107." In the Chicago area, the Company owns five radio properties, WXXY-FM Highland Park, Illinois, WYXX-FM Morris, Illinois (programmed as "FM 103.1"), WKIE-FM Arlington Heights, Illinois, WKIF-FM Kankakee, Illinois, and WDEK-FM DeKalb, Illinois (programmed as "92 KISS FM"). In the Phoenix area, the Company owns four radio properties, KEDJ-FM Sun City, Arizona, KDDJ-FM Globe, Arizona, KBZR-FM Arizona City, Arizona (programmed as "The Edge") and KSSL-FM Wickenburg, Arizona (programmed as "Que Buena").

    The Company owns Hispanic Internet Holdings, Inc. which operates TodoAhora.com, a bilingual internet portal, which delivers a full range of internet programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. The Company also owns United Publishers of Florida, Inc., which publishes the Hispanic music trade magazine, "Disco", a graphic design business and the LatinMusicTrends.com website.

    The Company has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of its radio stations. In addition, since the majority of its broadcast properties are in the early stages of development, either as a result of them being recent purchases, or as a result of them being recently reformatted, the Company expects to generate significant net losses for the foreseeable future, as it continues to expand its presence in major markets as well as developing its Internet portal site.

    As a result of these factors, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), under the Old Credit Facility and the issuance of the Notes. The net proceeds of approximately $120,808,000 from the Notes Offering were used to repay approximately $32,600,000 of the Old Credit Facility (as hereinafter defined; see Note 8). Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") in the amount of $15 million (see Note 8).

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Big City Radio, Inc. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

    Cash equivalents of $526,000 with maturities less than three months were included in cash and cash equivalents at December 31, 2000.

MARKETABLE SECURITIES

    Marketable securities at December 31, 1999 and 2000 consist of U.S. Treasury, mortgage-backed, corporate debt securities. The Company classifies its debt securities as available-for-sale. Securities are recorded at fair value with the unrealized holding gain or loss, net of the related tax effect, excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. As of December 31, 2000, $9,000 of unrealized holding losses were recorded. Proceeds from the sale of securities were $6.0 million in 2000. Gross realized losses were $87,000 in 2000 and has been included in interest income, net.

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

INTANGIBLE ASSETS

    Intangible assets include the portion of the purchase price allocable to FCC broadcast licenses, which are amortized on a straight-line method over 40 years. Covenants not to compete, signed as part of station acquisition agreements, are amortized over the period of the agreements, generally three years. Goodwill resulting from the acquisition of the Hispanic Internet Holdings, Inc. and United Publishers of Florida, Inc. are amortized over five years.

    It is the Company's policy to account for intangible assets at the lower of amortized cost or fair market value. As part of an ongoing review of the valuation and amortization of intangible assets,

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that they are impaired. If this review indicates that the intangibles will not be recoverable as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to their estimated fair market value. The Company has determined that intangibles are fairly stated at December 31, 2000.

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

    The carrying value and fair value of Senior Discount Notes are $170.3 million and $60.9 million, respectively, at December 31, 2000. Fair values of Senior Discount Notes are based on market prices.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company believes that concentration of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company estimates uncollectible accounts on a periodic basis. The Company has not experienced significant losses relating to accounts receivable. For periods ended December 31, 1998, 1999 and 2000, no customer accounted for more than 10% of revenues.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BARTER TRANSACTIONS

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

ADVERTISING

    The Company charges advertising costs, as incurred, to expense. Advertising costs amounted to $1,484,000, $1,326,000 and $1,703,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

LOSS PER SHARE

    The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under SFAS No. 128 basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Stock options issued under the Company's 1998, 1999 and 2000 Incentive Stock Plan amounting to 924,800, 2,193,300 and 1,964,100 at December 31, 1998, 1999 and 2000,
respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(3) LIQUIDITY AND GOING CONCERN

    The Company has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of its radio stations. In addition, since the majority of its broadcast properties are in the early stages of development, either as a result of them being recent purchases, or as a result of them being recently reformatted, the Company expects to generate significant net losses for the foreseeable future, as it continues to expand its presence in major markets as well as developing its Internet portal site.

    As a result of these factors, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), under the Old Credit Facility and the issuance of the Notes. The net proceeds of approximately $120,808,000 from the Notes Offering were used to repay approximately $32,600,000 of the Old Credit Facility (as hereinafter defined; see Note 8). Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") in the amount of $15.0 million (see Note 8). The Company is currently in compliance with all material covenants and restrictions under the Revolving Credit Facility, with the exception that the Independent Auditors' Report for the year ended December 31, 2000 includes a "going concern" uncertainty paragraph (see page 33). The Company is currently seeking a new debt facility, and as part of this negotiation plans to rectify its non-compliance with this covenant within the thirty day period permitted by the existing Revolving Credit Facility.

    The Company had available approximately $2.8 million of cash and cash equivalents and marketable securities at December 31, 2000 and has unused borrowing capacity of $3.9 million under the Revolving Credit Facility, which can be used for working capital purposes, including financing any such acquisitions. On March 15, 2001, the senior discount notes commence accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual interest payment is $9.8 million.

    Cash on hand and amounts available under the Revolving Credit Facility are not sufficient to support the Company's operations through December 31, 2001 and its growth strategy. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company is in the process of seeking a new debt facility to finance its operating and debt service requirements and capital expenditure programs through December 31, 2001. There can be no assurance that any such financing will be available or available on acceptable terms.

    Management believes that its long-term liquidity needs will be satisfied through a combination of i) achieving positive operating results and cash flows through revenue growth and control of operating expenses and ii) the implementation and execution of its growth strategy to acquire and build a major market broadcast group. In order to meet its long-term financing needs, the Company is currently considering all means available to it, including the raising of additional equity and the restructuring of the Notes.

    The accompanying consolidated financial statements have been prepared on the basis that the Company and its subsidiaries will be able to continue in existence as a going concern and, accordingly, do not include any adjustments relating to the recoverability and classification of reported assets amounts and classification of liabilities that might result from the outcome of this uncertainty.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(4) ACQUISITIONS AND DISPOSITIONS

    On November 8, 2000 the Company entered into an asset purchase agreement in which the Company acquired substantially all of the assets and properties of United Publishers of Florida, Inc., which owned and operated a Hispanic music trade magazine, "Disco", a graphic design business and the LatinMusicTrends.com website. The purchase price for the acquired business was $250,000 excluding acquisition related expenses and was paid in cash. Under the terms of the purchase agreement a second installment of up to $250,000 is due at the one year anniversary of the acquisition, subject to certain operating cash flow targets to be attained by the acquired business. Management's preliminary estimate of the fair value of the assets acquired in this transaction, subject to further review and appraisal is as follows:

Fixed assets............................................      $118,000
Goodwill................................................       132,000

    On April 12, 2000, the Company sold the assets of radio station WLBK-AM, DeKalb, Illinois for a sale price of $416,000. No gain or loss was recorded on this transaction.

    On November 1, 1999 the Company consummated the acquisition, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet
Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The transaction was accounted for as a purchase. The Company issued 400,000 shares of its Class A Common Stock with a fair market value of $4 per share. Under the terms of the Agreement, an additional 600,000 shares may be issued, (i) Over the next five years contingent upon the successful achievement of certain annual revenue goals, or (ii) In the event of a sale or spin-off of the Internet company, prior to the fifth anniversary of the merger, for a valuation of at least $10 million, or (iii) In the event of a sale of Big City Radio prior to the fifth anniversary of the merger at a price of at least $4.00 per share.

    On September 28, 1999 the Company completed the acquisition of KSSL-FM (formerly KMYL-FM), Wickenburg, Arizona. The operations of this station have been included in the consolidated statements of operations from that date. The purchase price for this station was $5,600,000 excluding acquisition related expenses and was paid in cash. The fair value of the assets acquired in this transaction exclusive of acquisition costs, subject to further review and appraisal is as follows:

Building................................................     $    8,000
Fixed assets............................................         92,000
FCC broadcast license...................................      5,500,000

    On September 22, 1999 the Company completed the acquisition of KBZR-FM, Arizona City, Arizona. The operations of this station have been included in the consolidated statements of operations from that date. The purchase price for this station was $3,900,000 excluding acquisition related expenses and was paid in cash. The fair value of the assets acquired in this transaction exclusive of acquisition costs, subject to further review and appraisal is as follows:

Land....................................................     $   20,000
Fixed assets............................................         73,000
FCC broadcast license...................................      3,807,000

    On July 30, 1999 the Company completed the acquisition of the simulcast stations, KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona. The operations of these stations have been included in the consolidated statements of operations from that date. The purchase price for these stations was $22,000,000 excluding acquisition related expenses and was paid in cash. The fair value of the assets

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(4) ACQUISITIONS AND DISPOSITIONS (CONTINUED) acquired in this transaction exclusive of acquisition costs, subject to further review and appraisal is as follows:

Building................................................    $   461,000
Fixed assets............................................        227,000
FCC broadcast license...................................     21,312,000

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

    On March 26, 1999 the Company sold the assets of radio station WRKL-AM, New City, New York to Polnet Communications, LTD. for a sale price of $1.625 million. A gain of $663,000 on the sale of the station was recognized during the period.

    On February 25, 1999 the Company completed the acquisition of WDEK-FM and WLBK-AM, DeKalb, Illinois. The operations of these stations have been included in the consolidated statements of operations from that date.The purchase price for these stations was $4,500,000, excluding acquisition related expenses, of which $450,000 was deposited into an escrow account in April 1998 in anticipation of this purchase.Management's preliminary estimate of the fair value of the assets acquired in these transactions, subject to further review and appraisal, is as follows:

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

                                                        WKIE-FM      WKIF-FM
                                                      -----------   ----------
Fixed assets........................................  $   100,000      102,000
FCC broadcast license...............................   14,400,000    4,898,000

    On April 27, 1998, the Company signed an agreement to acquire all of the stock of Radio New Jersey, owner of the FCC licenses of WWYY-FM (formerly WRNJ-FM) and WRNJ-AM, New Jersey. Simultaneously with the execution of this acquisition agreement, the Company agreed to sell substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. These acquisitions and sale were completed on August 14, 1998. The Company liquidated Radio New Jersey and transferred the FCC license of WWYY-FM to its Subsidiary Guarantor, Big City Radio-NYC, L.L.C. The aggregate purchase price for WWYY-FM was $5,350,000 excluding acquisition related expenses, of which $3,000,000 was paid in cash and the remainder was satisfied by the issuance

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(4) ACQUISITIONS AND DISPOSITIONS (CONTINUED) of two promissory notes totaling $2,350,000, bearing interest at 8.5% per annum. The Company managed the operations of WWYY-FM for a fee from April 27, 1998 up to the effective date under a local marketing agreement ("LMA"). Revenue, programming expenses and other reimbursable expenses pursuant to the LMA have been included in the accompanying consolidated financial statements as have LMA fees of approximately $54,000. Upon final review and appraisal, the fair value of the WWYY-FM assets acquired in these transactions, exclusive of acquisition costs, is determined to be as follows:

Fixed assets............................................     $   25,000
FCC broadcast license...................................      7,798,000

    LMA fees are reflected in the accompanying consolidated financial statements as station operating expenses.

(5) CASH HELD IN INVESTMENT, RESTRICTED

    The restricted cash balance collateralizes two letters of credit outstanding at December 31, 2000. The letters of credit relate to the Chicago and Phoenix office leases. According to the Chicago lease agreement, the Company agreed to deposit the sum of $1,000,000 as security in the form of an unconditional and irrevocable letter of credit. The amount of the letter of credit will decrease $200,000 each year over 5 years. According to the Phoenix lease agreement, the Company agreed to deposit the sum of $269,000 as security in the form of an unconditional and irrevocable letter of credit. The amount of the letter of credit will decrease $51,000 each year over 5 years.

(6) PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1999 and 2000 were as follows:

                                                          1999         2000
                                                        ---------   ----------
Land..................................................    347,000      245,000
Building and improvements.............................  1,611,000    1,943,000
Transmitter equipment.................................  6,044,000    6,676,000
Furniture and office equipment........................  1,340,000    1,871,000
Vehicles..............................................    466,000      623,000
                                                        ---------   ----------
                                                        9,808,000   11,358,000
Less accumulated depreciation.........................  2,663,000    4,210,000
                                                        ---------   ----------
                                                        7,145,000    7,148,000
                                                        =========   ==========

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(7) INTANGIBLES

    Intangibles at December 31, 1999 and 2000 are as follows:

                                                        1999          2000
                                                     -----------   -----------
FCC broadcast licenses.............................  118,152,000   117,916,000
Covenants not to compete...........................      678,000       678,000
Goodwill...........................................    1,594,000     1,727,000
                                                     -----------   -----------
                                                     120,424,000   120,321,000
Less accumulated amortization......................    6,551,000     9,845,000
                                                     -----------   -----------
                                                     113,873,000   110,476,000
                                                     ===========   ===========

(8) SENIOR DISCOUNT NOTES

OFFERING OF SENIOR DISCOUNT NOTES

    On March 17, 1998 (the "issue date"), the Company completed the Note Offering. The $174,000,000 aggregate principal amount at maturity of Notes were issued at a discount generating gross proceeds to the Company of approximately $125.4 million. They mature on March 15, 2005. The Notes will accrete in value until March 15, 2001 at a rate of 11.25% per annum, compounded semiannually, to an aggregate principal amount of $174.0 million. Commencing on March 15, 2001, interest on the Notes will accrue at a rate of 11.25% per annum and will be payable semiannually in cash on March 15 and September 15 of each year, commencing on September 15, 2001.

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

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(8) SENIOR DISCOUNT NOTES (CONTINUED)
    Simultaneously with the consummation of the Notes, the Company entered into the Revolving Credit Facility providing for up to $15 million of availability, subject to certain available borrowing calculations. The Revolving Credit Facility matures on the fifth anniversary of the issue date and amounts outstanding under the Revolving Credit Facility bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin is 2.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio) or the London Inter-Bank Borrowing Rate (in which case the applicable margin is 3.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company and its subsidiaries' assets. The Company will pay fees of .5% per annum, on the aggregate unused portion of the facility. Upon entering into the Revolving Credit Facility, the Company recorded a loss on extinguishment of the Old Credit Facility which consisted of the unamortized deferred financing fees of $582,000. This expense is reported, net of its tax effect of $87,000, as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 1998. Interest expense on the Old Credit Facility for the year ended December 31, 1998 was $576,000.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, limitations on the incurrence of additional indebtedness, restrictions on sale of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain financial ratios, maximum total leverage, minimum interest coverage and minimum fixed charge coverage. The Company had violated one of the covenants (see Note 3). As of December 31, 2000 no amounts were drawn down on the Revolving Credit Facility. However, a $259,000 letter of credit related to the Century City office lease and a $500,000 letter of credit related to the LA Stations power signal project were issued under the Revolving Credit Facility.

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

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(8) SENIOR DISCOUNT NOTES (CONTINUED)

SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the Notes (the "Indenture"), the direct subsidiaries of Big City Radio, Inc. consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C., and Big City Radio-Phoenix, L.L.C. (collectively, the Subsidiary Guarantors) have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

    All of the then existing Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station Subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies formed at the request of the lenders under the Credit Facility for the sole purpose of facilitating the Credit Facility by holding the Company's Federal Communications Commission ("FCC") radio licenses. The operating agreements for the Station subsidiaries limit the activities of these companies to holding the FCC radio licenses.Odyssey Traveling Billboards, Inc. ("Odyssey") owns and operates certain vehicles used to advertise for the Company's radio stations. Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey is similarly a special purpose corporation with no income and only expenses.

    The covenants in the Notes, the Indenture and the Revolving Credit Facility do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Set forth below is certain summarized financial information for the Subsidiary Guarantors, as of December 31, 1999 and 2000 and for the year ended, December 31, 1999 and 2000 on an "as if pooling" basis given the common control relationship of Big City Radio, Inc. and the Subsidiary Guarantors.

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1999           2000
                                                   ------------   ------------
Current assets...................................            --             --
Noncurrent assets................................  $112,331,000   $109,126,000
Current liabilities..............................            --             --
Noncurrent liabilities...........................            --             --

                                                            FOR THE YEAR
                                                         ENDED DECEMBER 31,
                                                    ----------------------------
                                                       1999              2000
                                                    -----------       ----------
Net sales.........................................           --               --
Costs and expenses................................           --               --
Depreciation and amortization.....................  $ 2,499,000        2,969,000
Net loss..........................................   (2,499,000)      (2,969,000)

    The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(9) PROMISSORY NOTES

    In August 1998, the Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WWYY-FM and WRNJ-AM. The aggregate purchase price was $5.4 million excluding acquisition-related expenses, of which $3.0 million was paid in cash and the remainder was satisfied by the issuance of two promissory notes.

    The principal amount of these Notes are due and payable in eight equal consecutive quarterly installments of $147,000 each, commencing on November 1, 1998, together with interest in arrears on the unpaid principal balance at an annual rate equal to 8.5%. In August 2000, the Company repaid all amounts outstanding on these promissory notes.

    The principal amount and interest paid on these promissory notes during 2000 was $881,000 and $25,000, respectively. The principal amount and interest paid on these promissory notes during 1999 was $1,175,000 and $137,000, respectively.

(10) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases studio and office space, transmitter tower sites and office equipment under operating leases. Future minimum rental commitments for the remainder of the operating leases are as follows:

2001...........................................  $ 2,226,000
2002...........................................    1,940,000
2003...........................................    1,834,000
2004...........................................    1,103,000
2005...........................................      669,000
Thereafter.....................................    2,461,000
                                                 -----------
                                                 $10,233,000
                                                 ===========

    Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $651,000, $1,382,000 and $1,960,000, respectively.

EMPLOYMENT CONTRACTS

    The Company has entered into various employment contracts with 17 individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are as follows:

2001....................................................      $1,919,000
2002....................................................       1,246,000
2003....................................................         150,000
                                                              ----------
                                                              $3,315,000
                                                              ==========

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED)
CONTINGENT LIABILITIES

    The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or liquidity of the Company.

(11) SUPPLEMENTARY INFORMATION--STATEMENT OF CASH FLOWS

    The Company acquired vehicles during the years ended December 31, 1998, 1999 and 2000 through issuance of notes payable amounting to $39,000, $0, and $50,000, respectively.

    Barter transactions resulted in sales of $1,560,000, $841,000 and $1,107,000 and related expenses of $1,514,000, $947,000 and $1,061,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Cash paid for interest during the years ended December 31, 1998, 1999 and 2000 amounted to $931,000, $137,000 and $40,000, respectively.

(12) INCOME TAXES

    Income tax expense for the year ended December 31, 1998, 1999 and 2000 is comprised of the following:

                                                                 1998         1999       2000
                                                              -----------   --------   --------
Deferred tax benefit........................................   (2,013,000)  (63,000)   (63,000)
Tax benefit resulting from extraordinary loss...............      (87,000)       --         --
Other.......................................................       25,000        --         --
                                                              -----------   -------    -------
                                                              $(2,075,000)  (63,000)   (63,000)
                                                              ===========   =======    =======

    The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate in 1998, 1999 and 2000 due to the following:

                                                            1998          1999          2000
                                                         -----------   -----------   -----------
Federal income taxes at the statutory rate.............  $(6,833,000)   (9,055,000)  (10,899,000)
State income taxes net of any amount of Federal income
  tax benefit..........................................     (939,000)   (1,322,000)   (1,523,000)
Extraordinary loss.....................................      (87,000)           --            --
Valuation Allowance....................................    5,571,000    10,279,000    12,327,000
Other..................................................      213,000        35,000        32,000
                                                         -----------   -----------   -----------
                                                         $(2,075,000)      (63,000)      (63,000)
                                                         ===========   ===========   ===========

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(12) INCOME TAXES (CONTINUED)
    The components of deferred taxes at December 31, 1998, 1999 and 2000 are as follows:

                                                            1998          1999          2000
                                                         -----------   -----------   -----------
Deferred tax assets:
  Net operating loss...................................  $ 6,030,000    10,077,000    16,794,000
  Other................................................      222,000       206,000       240,000
  Book interest expense/Tax OID 11.25% Senior Notes....    4,902,000    11,950,000    19,823,000
                                                         -----------   -----------   -----------
                                                          11,154,000    22,233,000    36,857,000
                                                         -----------   -----------   -----------
Deferred tax liabilities:
  Deferred gain........................................   (2,771,000)   (2,831,000)   (2,679,000)
  Book/Tax basis difference from WRNJ-FM stock
    purchase...........................................   (2,473,000)   (2,410,000)   (2,348,000)
  Depreciation and amortization........................   (2,307,000)   (2,490,000)   (4,129,000)
  Other................................................     (505,000)   (1,062,000)   (1,871,000)
                                                         -----------   -----------   -----------
                                                          (8,056,000)   (8,793,000)  (11,027,000)
                                                         -----------   -----------   -----------
Sub-Total before valuation allowance...................    3,098,000    13,440,000    25,830,000
Valuation Allowance....................................   (5,571,000)  (15,850,000)  (28,177,000)
                                                         -----------   -----------   -----------
Net deferred tax asset (liability).....................  $(2,473,000)   (2,410,000)   (2,347,000)
                                                         ===========   ===========   ===========

    The Company has approximately $41,751,000 of net operating loss carryforwards for Federal income tax purposes. These NOLs begin to expire in 2017.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. At December 31, 2000, based on projections for future taxable income over the periods in which the level of deferred tax assets are deductible, management believes that it is unlikely that the Company will realize the benefits of all these deductible differences. Accordingly, a valuation allowance of $28,177,000 has been provided for the deferred tax assets for the year ended December 31, 2000.

(13) CAPITAL STOCK AND RELATED TRANSACTIONS

    DESCRIPTION OF CAPITAL STOCK--The authorized capital stock of the Company consists of 120,000,000 shares of capital stock, par value $.01 per share, of which 80,000,000 shares are designated as Class A Common Stock and 20,000,000 shares are designated as Class B Common Stock.At December 31, 2000, 6,226,817 shares of Class A Common Stock were issued and outstanding and 8,250,458 shares of Class B Common Stock were issued and outstanding. In addition, 8,250,458 shares of Class A Common Stock are reserved for issuance upon conversion of the Class B Common Stock. Immediately prior to the consummation of the Offering, there was one holder of Class A Common Stock and two holders of Class B Common Stock.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(13) CAPITAL STOCK AND RELATED TRANSACTIONS (CONTINUED)
    The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions in respect to the shares of the Class B Common Stock.

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

    EMPLOYMENT INCENTIVE--On June 18, 1998, the Company issued 93,755 shares of Class A Common Stock to the then Chief Executive Officer an as employment incentive, as required by an agreement executed prior to the Offering. The consolidated statement of operations for the year ended December 31, 1998 reflect a charge of $808,000 relating to the award. The charge represents the fair market value of the stock and it has been reflected as a capital contribution in the accompanying consolidated financial statements.

(14) STOCK OPTION PLANS

    Under the Company's 1997, 1998 and 1999 Incentive Stock Plan (the "Incentive Stock Plan"), as amended in November 1999, 700,000, 311,500 and 2,500,000 shares, respectively of the Company's Class A Common Stock are reserved for issuance. The types of awards that may be granted pursuant to the Incentive Stock Plan include (i) incentive stock options ("ISOs") and (ii) nonqualified stock options ("NQSOs" and together with ISOs, "Stock Options" and "Awards"). Stock Option grants will consist of the maximum number of ISOs that may be granted to a particular grantee under applicable law with the balance of the Stock Options being NQSOs. Incentive stock options granted under both Plans are exercisable for a period of up to ten years. The following is a summary of the material features of the Incentive Stock Plan.

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

    On January 16, 1998, the Company granted options to purchase an aggregate of 2,500 shares of Class A Common Stock to a certain director of the Company, at an exercise price of $7.125 per share. On April 8, 1998, the Board of Directors approved the Big City Radio, Inc. 1998 Incentive Stock Plan (the "1998 Incentive Stock Plan"). Subject to certain adjustments set forth in the 1998 Incentive Stock Plan, up to 300,000 shares of the Class A Common Stock may be the subject of Awards under the 1998 Incentive Stock Plan. Up to 100,000 shares of Class A Common Stock are available with respect to Awards granted to any one grantee.Shares of Class A Common Stock subject to Awards granted under

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(14) STOCK OPTION PLANS (CONTINUED)
the 1998 Incentive Stock Plan may either be authorized but unissued shares of Class A Common Stock not reserved for any other purpose or shares of Class A Common Stock held in or acquired for the treasury of the Company.

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

    On January 28, 1999, the Board of Directors granted stock options to purchase an aggregate of 75,000 shares of Class A Common Stock under the 1999 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price of the then market value of $3.4375 per share. On March 11, 1999, the Company granted stock options to purchase an aggregate of 25,000 shares of Class A Common Stock to certain employees of the Company at an exercise price of $4.313 per share. On July 19, 1999, the Board of Directors granted stock options to purchase an aggregate of 6,500 shares of Class A Common Stock under the 1999 Incentive Stock Plan to certain employees of the Company, at an exercise price of the then market value of $3.625 per share. On August 20, 1999, the Board of Directors granted stock options to purchase an aggregate of 10,000 shares of Class A Common Stock under the 1999 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price of the then market value of $4.0625 per share. On October 20, 1999, the Board of Directors granted stock options to purchase an aggregate of 151,000 shares of Class A Common Stock under the 1999 Incentive Stock Plan to certain employees and officers of the Company, at an exercise price of the then market value of $3.4375 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter. At November 1, 1999, there were only 222,500 shares of common stock available for the grant of options under its 1999 Incentive Stock Plan. After examining the overall employee compensation, the Board of Directors concluded that additional shares of common stock be made available for the grant of options under the plan. Accordingly, the Board approved an amendment to the 1999 Incentive Stock Plan to increase the total number of shares of common stock that may be issued pursuant to options granted under the plan to 2,500,000 and to increase the aggregate number of shares of Class A Common Stock that may be issued to any one optionee under the plan from 100,000 to 1,000,000.

    On November 1, 1999, the Board of Directors granted stock options to purchase an aggregate of 770,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to certain

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(14) STOCK OPTION PLANS (CONTINUED)
employees and officers of the Company and certain other directors and advisors of the Company, at an exercise price of the then market value of $3.5625 per share. Also on November 1, 1999, the Board of Directors granted stock options to purchase an aggregate of 250,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to the new Chief Executive Officer of the Company, at an exercise price of $4.00 per share. On November 22, 1999, the Board of Directors granted stock options to purchase an aggregate of 25,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to a key employee of the Company, at an exercise price of $5 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter.

    On September 6, 2000, the Board of Directors granted stock options to purchase an aggregate of 25,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to a key employee of the Company, at an exercise price of the then market value of $4.00 per share. On October 19, 2000, the Board of Directors granted stock options to purchase an aggregate of 20,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to a key employee of the Company, at an exercise price of the then market value of $3.375 per share. On November 20, 2000, the Board of Directors granted stock options to purchase an aggregate of 100,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to a key employee of the Company, at an exercise price of the then market value of $2.875 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter.

    Summary information pertaining to the plan for the year ended December 31, 2000 is as follow:

                                                                               WEIGHTED
                                       NUMBER OF       EXERCISE PRICE          AVERAGE
                                        SHARES           PER SHARE          EXERCISE PRICE
                                       ---------       --------------       --------------
Outstanding at beginning of year.....  2,193,300   $       3.4375--7.8125        $5.00
Granted..............................    145,000             2.875 --4.00         3.14
Exercised............................      8,000            3.5625--4.375         4.17
Cancelled............................    366,200           3.4375--7.8125         6.02
Outstanding at end of year...........  1,964,100           2.875 --7.8125         4.67
Exercisable at end of year...........  1,133,400           2.875 --7.8125         4.87
Available for grant at end of year...  1,535,900                                    --

    At December 31, 2000, the weighted average remaining contractual life of all outstanding options was 8.34 years.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(14) STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information concerning currently outstanding and exercisable stock options as of December 31, 2000:

                           OPTIONS OUTSTANDING AT          OPTIONS EXERCISABLE
                             DECEMBER 31, 2000             AT DECEMBER 31, 2000
                        ----------------------------   ----------------------------
                                        WEIGHTED-                       WEIGHTED
      RANGE OF            NUMBER         AVERAGE         NUMBER         AVERAGE
   EXERCISE PRICES      OUTSTANDING   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------------   -----------   --------------   -----------   --------------
     2.875--4.00         1,336,600         3.59           720,900         3.70
     4.375--6.00           127,500         5.77           111,500         5.89
    7.00 --7.8125          500,000         7.29           301,000         7.27
                         ---------                      ---------
                         1,964,100         4.67         1,133,400         4.87
                         =========                      =========

    Summary information pertaining to the plan for the year ended December 31, 1999 is as follows:

                                                                              WEIGHTED
                                       NUMBER OF      EXERCISE PRICE          AVERAGE
                                        SHARES           PER SHARE         EXERCISE PRICE
                                       ---------   ---------------------   --------------
Outstanding at beginning of year.....    924,800   $      4.375 --7.8125        $7.00
Granted..............................  1,312,500            3.4375--5.00         3.67
Exercised............................         --                      --           --
Cancelled............................     44,000          4.375 --7.8125         7.42
Outstanding at end of year...........  2,193,300          3.4375--7.8125         5.00
Exercisable at end of year...........  1,001,550          3.4375--7.8125         5.15
Available for grant at end of year...  1,306,700                      --           --

    At December 31, 1999, the weighted average remaining contractual life of all outstanding options was 9.14 years.

    Summary information pertaining to the plan for the year ended December 31, 1998 is as follows:

                                                                              WEIGHTED
                                        NUMBER OF      EXERCISE PRICE         AVERAGE
                                         SHARES          PER SHARE         EXERCISE PRICE
                                        ---------   --------------------   --------------
Outstanding at beginning of year......   572,500    $        6.00 --7.00        $6.74
Granted...............................   391,500           4.375--7.8125         7.39
Exercised.............................        --                      --           --
Cancelled.............................    39,200           7.00 --7.8125         7.19
Outstanding at end of year............   924,800           4.375--7.8125         7.00
Exercisable at end of year............   322,300           4.375--7.8125         6.62
Available for grant at end of year....    75,200                                   --

    At December 31, 1998, the weighted average remaining contractual life of all outstanding options was 9.21 years.

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Option No. 25, "Accounting for Stock Issued to Employees," and related

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(14) STOCK OPTION PLANS (CONTINUED)
interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options granted at fair market value in the consolidated financial statements. Compensation cost will be recorded for options granted below fair market value.

    In 1998, 1999 and 2000, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                          1998           1999           2000
                                      ------------   ------------   ------------
Net income (loss):
  As reported.......................  $(17,449,000)  $(25,808,000)  $(31,168,000)
  Pro forma.........................   (18,379,000)   (27,825,000)   (32,869,000)
Earnings (loss) per share:
  As reported.......................         (1.24)         (1.83)         (2.15)
  Pro forma.........................         (1.31)         (1.97)         (2.27)

    At December 31, 1998, 1999, and 2000 the per share weighted average fair value of stock options granted was$4.98, $2.41 and $1.99, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 5.57%, expected volatility of 50% and an expected life of 10 years for options granted in 1998; expected dividend yield of 0%, risk-free interest rate of 5.85%, expected volatility of 50% and an expected life of 10 years for options granted in 1999; expected dividend yield of 0%, risk-free interest rate of 4.93%, expected volatility of 50% and an expected life of 10 years for options granted in 2000.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(15) UNAUDITED QUARTERLY RESULTS

    The following tables contain selected unaudited consolidated statement of operations for each quarter of fiscal years 2000 and 1999.

                                                       FISCAL YEAR 2000
                                           -----------------------------------------
                                             4TH        3RD        2ND        1ST
                                           QUARTER    QUARTER    QUARTER    QUARTER
                                           --------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................  $ 5,506    $ 6,874    $ 6,815    $ 4,646
Operating loss...........................   (3,411)    (2,440)    (2,862)    (4,324)
Net loss.................................   (8,199)    (6,982)    (7,331)    (8,656)
Loss per common share:
  Basic and diluted......................  $ (0.57)   $ (0.48)   $ (0.51)   $ (0.60)
Weighted average shares outstanding:
  Basic and diluted......................   14,477     14,477     14,475     14,469

                                                       FISCAL YEAR 1999
                                           -----------------------------------------
                                             4TH        3RD        2ND        1ST
                                           QUARTER    QUARTER    QUARTER    QUARTER
                                           --------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................  $ 6,536    $ 6,615    $ 4,092    $ 3,361
Operating loss...........................   (3,255)    (1,449)    (2,934)    (3,558)
Net loss.................................   (7,356)    (5,697)    (6,540)    (6,215)
Loss per common share:
  Basic and diluted......................  $ (0.51)   $ (0.40)   $ (0.46)   $ (0.44)
Weighted average shares outstanding:
  Basic and diluted......................   14,334     14,069     14,069     14,069

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 11, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 11, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 11, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 11, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statement, Financial Statement Schedules and Exhibits

1. FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of KPMG LLP, Independent Auditors....................     33
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................     34
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................     35
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................     36
Consolidated Statement of Stockholders' Equity
  (Deficiency)..............................................     37
Notes to Consolidated Financial Statements..................     38

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

    10.10               Form of Registration Rights Agreement between Big City
                        Radio, Inc., Stuart Subotnick and

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
---------------------                     -----------------------
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

    21.1                List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

    24.1                Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

    27.1                Financial Data Schedule.

    (b) Reports on Form 8-K:

    During the period from October 1, 2000 to December 31, 2000, the Company did not file any reports on Form 8-K.

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

                                                       BIG CITY RADIO, INC.

                                                       By:               /s/ PAUL THOMSON
                                                            -----------------------------------------
                                                            Name: Paul Thomson
                                                            Title: Vice President, Chief Financial
                                                            Officer and Treasurer

    We, the undersigned officers and directors of Big City Radio, Inc., hereby severally constitute David A. Persing, Silvia Kessel, Paul R. Thomson and Charles M. Fernandez, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports (including any amendments thereto), with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Big City Radio, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such reports (including any amendments thereto) and other documents in connection therewith.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                /s/ STUART SUBOTNICK
     -------------------------------------------       Chairman of the Board of       March 30, 2001
                  Stuart Subotnick                       Directors

              /s/ CHARLES M. FERNANDEZ
     -------------------------------------------       President, Chief Executive     March 30, 2001
                Charles M. Fernandez                     Officer and Director

                                                       Vice President, Chief
                 /s/ PAUL R. THOMSON                     Financial Officer and
     -------------------------------------------         Treasurer (Principal         March 30, 2001
                   Paul R. Thomson                       Financial and Accounting
                                                         Officer)

                 /s/ ANITA SUBOTNICK
     -------------------------------------------       Director                       March 30, 2001
                   Anita Subotnick

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                  /s/ SILVIA KESSEL
     -------------------------------------------       Executive Vice President       March 30, 2001
                    Silvia Kessel                        and Director

                /s/ DAVID A. PERSING                   Executive Vice President,
     -------------------------------------------         General Counsel,             March 30, 2001
                  David A. Persing                       Secretary and Director

                /s/ LEONARD L. WHITE
     -------------------------------------------       Director                       March 30, 2001
                  Leonard L. White

                /s/ MICHAEL H. BOYER
     -------------------------------------------       Director                       March 30, 2001
                  Michael H. Boyer

                                  SCHEDULE II

                              BIG CITY RADIO, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT     CHARGED                                BALANCE AT
                                            BEGINNING    TO COSTS AND     OTHER     DEDUCTIONS/      END
                                            OF PERIOD     PURCHASES      CHARGES    WRITE-OFFS    OF PERIOD
                                            ----------   ------------   ---------   -----------   ----------
Allowances for doubtful accounts, etc.
  (deducted from current receivables):

Year ended December 31, 1998..............   $213,000      $138,000     $     --     $(232,000)    $119,000

Year ended December 31, 1999..............   $119,000      $241,000     $     --     $(125,000)    $235,000

Year ended December 31, 2000..............   $235,000      $796,000     $     --     $(693,000)    $338,000

                                 EXHIBIT INDEX

     EXHIBIT NO.                          DESCRIPTION OF EXHIBITS
---------------------                     -----------------------
     3.1                Form of Amended and Restated Certificate of Incorporation of
                        Big City Radio, Inc. (incorporated by reference to Exhibit
                        3.1 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
     3.2                Form of Amended and Restated Bylaws of Big City Radio, Inc.
                        (incorporated by reference to Exhibit 3.2 to the Company's
                        Registration Statement on Form S-1 (File No. 333-36449)).
     4.1                Specimen Class A Common Stock Certificate of Big City Radio,
                        Inc. (incorporated by reference to Exhibit 4.1 to the
                        Company's Registration Statement on Form S-1 (File No.
                        333-36449)).
     4.2                Indenture, dated as of March 17, 1998, among the Company,
                        the Subsidiary Guarantors named therein and First Trust
                        National Association as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K
                        for the fiscal year ended December 31, 1997).
     4.3                Form of 11 1/4% Senior Discount Note due 2005 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.1                Big City Radio, Inc. 1997 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration
                        Statement on Form S-1 (File No. 333-36449)).
    10.2                Big City Radio, Inc. 1998 Incentive Stock Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the May 12, 1998 Annual Meeting (File No. 001-13715)).
    10.3                Employment Agreement, between Big City Radio, Inc. and
                        Michael Kakoyiannis (incorporated by reference to Exhibit
                        10.2 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
    10.4                Form of Employment Agreement, between Big City Radio, Inc.
                        and Paul R. Thomson (incorporated by reference to Exhibit
                        10.3 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
    10.5                Form of Employment Agreement, between Big City Radio, Inc.
                        and Steven G. Blatter (incorporated by reference to Exhibit
                        10.4 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
    10.6                Form of Employment Agreement, between Big City Radio, Inc.
                        and Alan D. Kirschner (incorporated by reference to Exhibit
                        10.5 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
    10.7                Agreement and Plan of Merger, dated May 20, 1996, between Q
                        Broadcasting, Inc. and Odyssey Communications, Inc.
                        (incorporated by reference to Exhibit 10.6 to the Company's
                        Registration Statement on Form S-1 (File No. 333-36449)).
    10.8                Amended and Restated Credit Agreement between Big City
                        Radio, Inc. and The Chase Manhattan Bank (incorporated by
                        reference to Exhibit 10.7 to the Company's Registration
                        Statement on Form S-1 (File No. 333-36449)).
    10.9                Form of Registration Rights Agreement between Big City
                        Radio, Inc. and Michael Kakoyiannis (incorporated by
                        reference to Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 (File No. 333-36449)).
    10.10               Form of Registration Rights Agreement between Big City
                        Radio, Inc., Stuart Subotnick and Anita Subotnick
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Registration Statement on Form S-1 (File No. 333-36449)).
    10.11               Second Amended and Restated Credit Agreement, dated as of
                        March 17, 1998, among the Company, the Subsidiary Guarantors named therein, the lenders named therein and The Chase
                        Manhattan Bank (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

     EXHIBIT NO.                          DESCRIPTION OF EXHIBITS
---------------------                     -----------------------
    10.12               Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and Chase
                        Securities, Inc., Donaldson, Lufkin & Jenrette Securities
                        Corporation, BT Alex Brown Incorporated and ING Barings
                        (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
    10.13               Exchange and Registration Rights Agreement, dated as of
                        March 17, 1998, among the Company, the Subsidiary Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin &
                        Jenrette Securities Corporation, BT Alex Brown Incorporated
                        and ING Barings (U.S.) Securities, Inc. as initial
                        purchasers (incorporated by reference to Exhibit 10.12 to
                        the Company's annual Report on Form 10-K for the fiscal year ended December 31, 1997).
    10.14               Asset Purchase Agreement, dated April 20, 1998, between the
                        Company and Darrel Peters Productions, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                        Form 8-K filed on October 14, 1998).
    10.15               Trade Agreement, dated April 20, 1998, between the Company and Darrel Peters Productions, Inc. (incorporated by
                        reference to Exhibit 2.2 to the Company's Current Report on
                        Form 8-K filed on October 14, 1998).
    21.1                List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
    24.1                Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).