Form 10-Q
period 2001-03-31
BIG CITY RADIO INC
filed 2001-05-15
CIK 1046284

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

                      FOR THE PERIOD ENDED MARCH 31, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A common stock and Class B common stock outstanding as of April 24, 2001 was 6,226,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

                         PART 1--FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1.     Financial Statements

            Consolidated Balance Sheets.................................    3

            Consolidated Statement of Operations........................    4

            Consolidated Statement of Stockholders' Equity
            (Deficiency)................................................    5

            Consolidated Statement of Cash Flows........................    6

            Notes to Consolidated Financial Statements..................   7-10

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  11-16

                           PART II--OTHER INFORMATION

Item 1.     Legal Proceedings...........................................    17

Item 2.     Changes in Securities and Use of Proceeds...................    17

Item 3.     Defaults Upon Senior Securities.............................    17

Item 4.     Submission of Matters to a Vote of Security Holders.........    17

Item 5.     Other Information...........................................    17

Item 6.     Exhibits and Reports on Form 8-K............................    17
Signatures..............................................................    18

PART 1--FINANCIAL INFORMATION

ITEM. 1 FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $     78,000   $    862,000
  Cash held in investment, restricted.......................       812,000        802,000
  Marketable securities, available for sale.................       400,000      1,895,000
  Accounts receivable, net of allowance of $373,000 and
    $338,000 in 2001 and 2000, respectively.................     3,541,000      4,716,000
  Interest receivable.......................................        11,000         38,000
  Prepaid expenses and other current assets.................     1,336,000        981,000
                                                              ------------   ------------
    Total current assets....................................     6,178,000      9,294,000

Property and equipment, net.................................     6,846,000      7,148,000
Intangibles, net............................................   109,655,000    110,476,000
Deferred financing fees.....................................     2,583,000      2,747,000
Other assets................................................       204,000        181,000
                                                              ------------   ------------
    Total assets............................................  $125,466,000   $129,846,000
                                                              ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable..........................................  $  1,748,000   $  1,337,000
  Accrued expenses..........................................     1,450,000      2,138,000
  Interest payable..........................................       912,000             --
  Other current liabilities.................................        38,000         36,000
                                                              ------------   ------------
    Total current liabilities...............................     4,148,000      3,511,000
                                                              ============   ============

Senior discount notes.......................................   174,000,000    170,296,000
Other long term liabilities.................................       702,000        621,000
Deferred income tax liabilities.............................     2,331,000      2,347,000
Stockholders' equity (deficiency)
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 2001 and
    2000....................................................            --             --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,226,817
    shares and 6,218,817 shares in 2001 and 2000,
    respectively............................................        62,000         62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2001 and 2000.................................        83,000         83,000
  Additional paid-in capital................................    29,492,000     29,492,000
  Other comprehensive loss..................................            --         (9,000)
  Accumulated deficit.......................................   (85,352,000)   (76,557,000)
                                                              ------------   ------------
  Net stockholders' equity (deficiency).....................   (55,715,000)   (46,929,000)
                                                              ------------   ------------
    Total liabilities and stockholders' equity
      (deficiency)..........................................  $125,466,000   $129,846,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                      CONSOLIDATED STTEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
Gross revenues..............................................  $ 4,662,000   $ 5,259,000
  Less: commissions and fees................................      437,000       613,000
                                                              -----------   -----------
    Net revenues............................................    4,225,000     4,646,000
                                                              -----------   -----------
Operating expenses:
  Station operating expenses, excluding depreciation and
    amortization............................................    5,665,000     6,111,000
  Internet and publishing expenses, excluding depreciation
    and amortization........................................      480,000       231,000
  Corporate, general and administrative expenses............      845,000       866,000
  Cost of abandonment of station acquisition agreement......           --       550,000
  Depreciation and amortization.............................    1,257,000     1,212,000
                                                              -----------   -----------
    Total operating expenses................................    8,247,000     8,970,000
                                                              -----------   -----------
      Operating loss........................................   (4,022,000)   (4,324,000)

Other income (expenses):
  Interest income...........................................       22,000        98,000
  Interest expense..........................................   (4,781,000)   (4,369,000)
  Other, net................................................      (30,000)      (61,000)
                                                              -----------   -----------
    Total other expenses....................................   (4,789,000)   (4,332,000)

Loss before income taxes....................................   (8,811,000)   (8,656,000)
Income tax benefit, net.....................................       16,000            --
                                                              -----------   -----------
  Net Loss..................................................  $(8,795,000)  $(8,656,000)
                                                              ===========   ===========
Basic and diluted loss per share:
  Net loss..................................................  $     (0.61)  $     (0.60)
                                                              ===========   ===========
Weighted average shares outstanding.........................   14,477,275    14,469,275
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                COMMON STOCK        ADDITIONAL        OTHER
                            ---------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED
                              SHARES      AMOUNT      CAPITAL         LOSS          DEFICIT         TOTAL
                            ----------   --------   -----------   -------------   ------------   ------------
Balance at December 31,
  2000....................  14,477,275   $145,000   $29,492,000      $(9,000)     $(76,557,000)  $(46,929,000)
Unrealized gain on
  marketable securities...          --         --            --        9,000                --          9,000
Net loss..................          --         --            --           --        (8,795,000)    (8,815,000)
                            ----------   --------   -----------      -------      ------------   ------------
Balance at March 31,
  2001....................  14,477,275   $145,000   $29,492,000      $    --      $(85,352,000)  $(55,735,000)
                            ==========   ========   ===========      =======      ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(8,795,000)  $(8,656,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    1,257,000     1,212,000
    Non cash interest.......................................    3,868,000     4,349,000
    Non cash change in other comprehensive loss.............        9,000            --
    Deferred income taxes...................................      (16,000)           --
    Gain on sale of fixed assets............................       (1,000)           --
    Change in operating assets and liabilities
      (Increase) decrease in assets:
        Accounts receivable.................................    1,175,000     1,991,000
        Interest receivable.................................       27,000       317,000
        Prepaid expenses and other current assets...........     (355,000)      (12,000)
        Other assets........................................      (23,000)       (1,000)
    Increase (decrease) in liabilities:
      Accounts payable......................................      411,000      (145,000)
      Accrued expenses......................................     (688,000)     (858,000)
      Interest payable......................................      912,000            --
      Other liabilities.....................................       83,000        (2,000)
                                                              -----------   -----------
        Net cash used in operating activities...............   (2,136,000)   (1,805,000)
                                                              -----------   -----------
Cash flows from investing activities:
  Purchase of property and equipment........................     (153,000)     (245,000)
  Sales of marketable securities............................    1,495,000       501,000
  Decrease (Increase) in cash held in restricted
    investment..............................................      (10,000)      581,000
  Cash received for disposal of fixed assets................       20,000            --
                                                              -----------   -----------
        Net cash used in investing activities...............    1,352,000       837,000
                                                              -----------   -----------
Cash flows from financing activities:
  Repayment of promissory notes.............................           --      (294,000)
                                                              -----------   -----------
        Net cash used in financing activities...............           --      (294,000)
                                                              -----------   -----------
        Change in cash and cash equivalents.................     (784,000)   (1,262,000)
Cash and cash equivalents at beginning of period............      862,000     2,431,000
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $    78,000   $ 1,169,000
                                                              ===========   ===========

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

    The Company owns Hispanic Internet Holdings, Inc. which owns TodoAhora.com, a bilingual Internet portal, which delivers a full range of Internet programming to the Hispanic community including news, entertainment, finance, culture and e-commerce opportunities. The Company acquired substantially all of the assets of United Publishers of Florida, Inc. which owned and operated "Disco", a Hispanic music trade magazine, a graphic design business and the LatinMusicTrends.com website. The Company also owns Independent Radio Rep, LLC, an in-house Hispanic National radio advertising agency.

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the three months ended March 31, 2001 and 2000, the Company had losses from continuing operations. The Company had antidilutive options amounting to 1,921,000 and 2,020,900 at March 31, 2001 and 2000, respectively, which were not included in the computation of diluted EPS.

                              BIG CITY RADIO, INC.

3. RECENT ACCOUNTING DISCLOSURES

    ACCOUNTING FOR DERIVATIVES

    1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities, was issued.
SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. In June 2000, SFAS 138 was issued which addresses a limited number of issues causing implementation difficulties for numerous entities that have applied SFAS 133. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 and 138 did not have a material impact on the financial position or results of operations of the Company.

    REVENUE RECOGNITION

    In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB No. 101 as amended. The adoption of SAB No. 101, as amended, has not and is not expected to have a material impact on the Company's results of operations

4. SENIOR DISCOUNT NOTES

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its previous credit facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and the remaining proceeds were used for general working capital purposes. On March 15, 2001, the Notes commenced accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual payment is $9.8 million. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

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

    All of the then existing Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station Subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies

                              BIG CITY RADIO, INC.

4. SENIOR DISCOUNT NOTES (CONTINUED)
formed at the request of the lenders under the Credit Facility for the sole purpose of holding the Company's Federal Communications Commission ("FCC") radio licenses. Big City Radio-Phoenix, L.L.C. was created in December 1998 upon signing the intent to purchase the broadcast radio properties in Phoenix. The operating agreements for the Station Subsidiaries limit the activities of these companies to owning the FCC radio licenses. Odyssey Traveling Billboards, Inc. owns and operates certain vehicles used to advertise for the Company's radio stations. Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey Travelling Billboards, Inc. is similarly a special purpose corporation with no income and only expenses.

    The covenants in the Notes, the Indenture and the Revolving Credit Facility (as such term is defined below) do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 on an "as-if pooling" basis, given the common control relationship of the Company and the Subsidiary Guarantors.

                                                         MARCH 31, 2001   DECEMBER 31, 2000
                                                         --------------   -----------------
Current assets.........................................             --                --
Noncurrent assets......................................   $108,391,000      $109,126,000
Current liabilities....................................             --                --
Noncurrent liabilities.................................             --                --

                                                               THREE MONTHS ENDED,
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Net Sales...................................................         --          --
Costs and expenses                                                   --          --
Depreciation and amortization...............................  $ 736,000   $ 750,000
Net loss....................................................  $(736,000)  $(750,000)

The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

5. LIQUIDITY AND GOING CONCERN

    The Company has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of its radio stations. In addition, since the majority of its broadcast properties are in the early stages of developing, either as a result of them being recent purchases, or as a result of them being recently reformatted, the Company expects to generate significant net losses for the foreseeable future, as it continues to expand its presence in major markets as well as developing its Internet portal site.

                              BIG CITY RADIO, INC.

5. LIQUIDITY AND GOING CONCERN (CONTINUED)
    On March 15, 2001, the Notes commenced accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual interest payment is $9.8 million.

    Cash and cash equivalents are not sufficient to support the Company's operations through December 31, 2001 and its growth strategy. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

6. SUBSEQUENT EVENTS

    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on the Company's Revolving Credit Facility. The lender informed the Company that it would not permit the Company to draw on the Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Revolving Credit Facility it was necessary in early May 2001 for the Company to borrow $425,000 from an affiliate of the Company in order to meet the Company's short-term working capital needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements set forth below under this caption constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Special Note Regarding Forward-Looking Statements."

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

    In the Chicago area, the Company owns five radio stations, WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "Viva 103.1" and WKIE-FM, WKIF-FM, and WDEK-FM, trimulcasting as Energy92 (Viva 103.1 and Energy92 are collectively referred to herein as, the "Chicago Stations"). Viva 103.1 stations were acquired on August 8, 1997. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to the previous owner under a LMA agreement until the Company commenced operation of this simulcast in early February 1998. The 103.1 simulcast began broadcasting its current Hispanic contemporary hit radio format of "Viva 103.1" in January 2001. WKIE-FM and WKIF-FM were acquired on August 4 and 7, 1998, respectively. On February 25, 1999 the Company acquired WDEK-FM and added it to the Energy92 stations to form a trimulcast. These stations commenced operations as Energy92, a contemporary dance hit radio format in January 2001.

    In the Phoenix area, the Company owns four radio stations, KEDJ-FM on 106.3 FM, KDDJ-FM on 100.3 FM, and KBZR-FM on 106.5, all trimulcasting the modern rock format known as "The Edge" with the Howard Stern morning show. KEDJ-FM and KDDJ-FM were acquired on July 30, 1999. On September 22, 1999 the Company acquired KBZR-FM and added it to "The Edge" stations to form a trimulcast. On September 28, 1999, the Company acquired KSSL-FM. In February 2000, the Company began operating KSSL-FM as a stand-alone radio station broadcasting its Hispanic contemporary hit radio format of "Que Buena." In April 2001, the company renamed the station, "Viva 105.3" ("The Edge" stations and "Viva 105.3" are collectively referred to herein as, the "Phoenix Stations").

    Through the merger and registration rights agreement (the "Agreement") in which the Company acquired, on November 1, 1999, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets, the Company owns TodoAhora.com, a bilingual Internet portal, which delivers a full range of world wide web programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. TodoAhora.com will serve the Hispanic community both in the U.S. and overseas. On November 8, 2000 the Company consummated a transaction in which the Company acquired substantially all of the assets and properties of United Publishers of Florida, Inc., which owned and operated (i) "Disco", a Hispanic music trade magazine, (ii) a graphic design business and (iii) the LatinMusicTrends.com website ((i), (ii), and (iii) are collectively referred to herein as "the acquired businesses").

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

    The Company's primary source of revenue is the sale of advertising. Each station's total revenue is determined by the number of advertisements aired by the station and the advertising rates that the station is able to charge. Internet revenues will be derived from the sale of various forms of advertisement, including sponsorships, endorsements and product placements, and from electronic commerce activities related to its programming on pages delivered to users of the Company's Internet channel. Publishing revenues will be derived principally from the sale of advertising announcements. Furthermore, the magazine company derives revenues from contract graphic design projects.

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

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED
     MARCH 31, 2000

    NET REVENUES for the three months ended March 31, 2001 were $4,225,000 compared with $4,646,000 for the three months ended March 31, 2000, a decrease of $421,000 or 9.1%. This decrease was due primarily to (i) decrease in net revenues in the Chicago Stations compared to the same period in 2000 resulting from their change in formats in January 2001, (ii) decrease in net revenues in New York Stations compared to the same period in 2000 resulting from an adverse competitive environment and the overall decline in revenues in the New York City Market. This decrease was partially offset by the increase in net revenues of the LA Stations which began broadcasting its current Hispanic contemporary hit radio format in December 1999, and $102,000 publishing revenues for the three months ended March 31, 2001, which business was acquired in November 2000.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended March 31, 2001 were $5,665,000 compared with $6,111,000 for the three months ended March 31, 2000, a decrease of $446,000 or 7.3%. This decrease was due principally to the reduction in operating expenses for the Chicago Stations.

    INTERNET AND PUBLISHING OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended March 31, 2001 were $480,000 compared with $231,000 for the three months ended March 31, 2000, an increase of $249,000 or 107.8%. This increase was due to the start-up operations of TodoAhora.com, which was formally launched on May 5, 2000, and the magazine publishing business which was acquired on November 8, 2000.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2001 were $845,000 compared with $866,000 for the three months ended March 31, 2000, a decrease of $21,000, or 2.4%.

    COST OF ABANDONMENT ON STATION ACQUISITION AGREEMENT was the result of the cancellation of a signed agreement whereby the assets of radio station KLVA-FM, Casa Grande, Arizona would have been exchanged for the assets of radio station KDDJ-FM, Globe, Arizona. On signing of the acquisition agreement, the Company deposited $275,000 into an escrow account in April 1999. In February 2000, the Company paid the balance in the escrow account and an additional amount of $275,000, totaling $550,000 to cancel the signed KLVA-FM acquisition. The decision to abandon the transaction was made in response to a change in the engineering enhancement plan for our Phoenix radio licenses. There were no such expenses for the three months ended March 31, 2001.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended March 31, 2001 were $1,257,000 compared with $1,212,000 for the three months ended
March 31, 2000, an increase of $45,000, or 3.7%. This increase was due primarily to increased capital expenditures on the Hispanic Internet Holdings, Inc. during 2000.

    INTEREST EXPENSE for the three months ended March 31, 2001 was $4,781,000 compared with $4,369,000 for the three months ended March 31, 2000, an increase of $412,000, or 9.4%. This increase reflects additional interest resulting from the accreted principal amount of the Notes for the quarter ended March 31, 2001 when compared to the quarter ended March 31, 2000. Partially offsetting the increase in interest expense was a decrease in interest payment on Promissory Notes relating to the acquisition of WWYY-FM and WRNJ-AM in August 1998, which were repaid on August 1, 2000. In the three months ended March 31, 2001 and 2000, the average outstanding total debt for the Company was $173,361,000 and $156,047,000 respectively. The average rate of interest on the outstanding debt was 11.03% and 11.19%, respectively. Interest income for the three months ended March 31, 2001 was $22,000 compared with $98,000 for the three months ended March 31, 2000. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the three months ended March 31, 2001 were $8,795,000 compared with $8,656,000 for the three months ended March 31, 2000. The increase in net loss of $139,000 was primarily attributable to the decrease in net revenues, higher net interest expenses, and the start-up operations of Internet and publishing business in 2001, partially offset by lower station operating expenses, and the absence of a $550,000 cancellation charge related to the KLVA-FM acquisition in the quarter ended March 31, 2001, compared to the corresponding quarter in 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of the LA Stations, the New York Stations, the Chicago Stations, and the Phoenix Stations and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because certain of its broadcast properties and the internet operations are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in its markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from Stuart and Anita Subotnick, ("the Principal Stockholders") (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Company's initial public offering in December 1997), borrowings under the previous credit facility and the issuance of the Notes. The Company has entered into various employment contracts with twenty-four individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,919,000 in 2001, $1,246,000 in 2002, and $150,000
in 2003.

    The Company has never paid cash or stock dividends on shares of common stock. Furthermore, it intends to retain any future earnings for use in its business and does not anticipate paying dividends on shares of its common stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the three months ended March 31, 2001 and 2000, the Company used cash in its operations. In the three months ended March 31, 2001, the deficit was predominantly due to operating losses of the Los Angeles, New York, and Chicago Stations, and the start-up operations of the internet and publishing businesses.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $153,000 and $245,000 for the three months ended March 31, 2001 and 2000, respectively. These expenditures primarily reflect costs associated with technical improvements at the Company's stations, in particular, the expansion of the studio and broadcast facilities, and computer support equipment. In each of the three months ended March 31, 2001 and 2000, the Company sold marketable securities of $1,495,000 and $501,000, respectively, to generate cash for general working capital purposes

    CASH FLOWS FROM FINANCING ACTIVITIES

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

    The Notes were issued at an original issue discount and accreted in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually, to an aggregate principal amount of $174.0 million. Cash interest did not accrue on the Notes prior to March 15, 2001. Since March 15, 2001, interest on the Notes has been accruing at a rate of 11 1/4% per annum and will be payable in cash semi-annually, commencing September 15, 2001. The semi-annual interest payment is $9.8 million.

    The Notes will mature on March 14, 2005 but may be redeemed after March 15, 2001 at the option of the Company, in whole or in part, at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15, 2002, 2003 and 2004, respectively.

    Holders of the Notes have the right to require the Company to repurchase their Notes upon a "change of control" of the Company, at a price equal to the principal amount of such Notes. A "change of control" for purposes of the Notes is deemed to occur (i) when any person other than the Principal Stockholders, the management and their affiliates (the "Permitted Holders"), becomes the owner of more than 35% of the total voting power of the Company's stock and the Permitted Holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to elect a majority of the Company's Board of Directors, (ii) when the Board of Directors does not consist of a majority of continuing directors, (iii) upon the occurrence of a sale or transfer of all or substantially all of the assets of the Company taken as a whole, or (iv) upon the adoption by the stockholders of a plan for the liquidation or dissolution of the Company.

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's "Restricted Subsidiaries," as defined in the Indenture governing the Notes; as of March 31, 2001, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its Restricted Subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, restriction on distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. The Company is currently in compliance with all covenants and other restrictions under the Notes and anticipates that it will continue to meet the requirements of the Notes.

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

    In connection with the consummation of the Notes Offering, the Company entered into a revolving credit facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's radio stations' positive rolling four quarter broadcast cash flow (the "Revolving Credit Facility") and subject to compliance with certain financial and operational covenants. The Revolving Credit Facility will mature on the fifth anniversary of March 17, 1998 and amounts outstanding under the Revolving Credit Facility will bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin will initially be 2.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin will initially be 3.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company's and its Station Subsidiaries' assets. The Company paid $20,000 in each of the three months ended March 31, 2001 and 2000 in fees based on the aggregate unused portion of the facility.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on sales of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain minimum interest coverage ratios. The Company is currently in compliance with all material covenants and restrictions under the Revolving Credit Facility, with the exception that the Independent Auditors' Report for the year ended December 31, 2000 (the "2000 Form 10-K") includes a "going concern" uncertainty opinion. During April 2001, the Company made a request of Chase that the Company be permitted to draw down on the Company's Revolving Credit Facility. Chase informed the Company that it would not permit the Company to draw on the Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception."

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

    As of the date of this report, the Company has no binding commitments for any acquisitions. The Company had available approximately $478,000 of cash and cash equivalents on hand and marketable securities at March 31, 2001. On
March 15, 2001, the Notes commenced accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual interest payment is $9.8 million.

    Cash on hand is not sufficient to support the Company's operations through December 31, 2001 and its growth strategy. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company is in the process of seeking a new debt facility to finance its operating and debt service requirements and capital expenditure programs through December 31, 2001. There can be no assurance that any such financing will be available or available on acceptable terms. Management believes that its long-term liquidity needs will be satisfied through a combination of
i) achieving positive operating results and cash flows through revenue growth and control of operating expenses and ii) the implementation and execution of its growth strategy to acquire and build a major broadcast group. In order to meet its long-term financing needs, the Company is currently considering all means available to it, including the raising of additional equity and the restructuring of the Notes. As a result of the Company's inability to draw on the Revolving Credit Facility it was necessary in early May 2001 for the Company to borrow $425,000 from an affiliate of the Company in order to meet the Company's short-term working capital needs.

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

    None.

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

Dated: May 15, 2001