Form 10-Q
period 2001-06-30
BIG CITY RADIO INC
filed 2001-08-14
CIK 1046284

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

                       FOR THE PERIOD ENDED JUNE 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A common stock and Class B common stock outstanding as of July 19, 2001 was 6,226,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

                         PART 1--FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1.     Financial Statements

            Consolidated Balance Sheets.................................    3

            Consolidated Statement of Operations........................    4

            Consolidated Statement of Stockholders' Equity
            (Deficiency)................................................    5

            Consolidated Statement of Cash Flows........................    6

            Notes to Consolidated Financial Statements..................   7-12

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  13-20

                           PART II--OTHER INFORMATION

Item 1.     Legal Proceedings...........................................    21

Item 2.     Changes in Securities and Use of Proceeds...................    21

Item 3.     Defaults Upon Senior Securities.............................    21

Item 4.     Submission of Matters to a Vote of Security Holders.........    21

Item 5.     Other Information...........................................    21

Item 6.     Exhibits and Reports on Form 8-K............................    21

Signatures..............................................................    22

PART 1--FINANCIAL INFORMATION

ITEM. 1 FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $    549,000   $    862,000
  Cash held in investment, restricted.......................       801,000        802,000
  Marketable securities, available for sale.................            --      1,895,000
  Accounts receivable, net of allowance of $288,000 and
    $338,000 in 2001 and 2000, respectively.................     4,490,000      4,716,000
  Interest receivable.......................................         4,000         38,000
  Prepaid expenses and other current assets.................       705,000        981,000
                                                              ------------   ------------
    Total current assets....................................     6,549,000      9,294,000
Property and equipment, net.................................     6,502,000      7,148,000
Intangibles, net............................................   108,832,000    110,476,000
Deferred financing fees.....................................     2,420,000      2,747,000
Other assets................................................       207,000        181,000
                                                              ------------   ------------
    Total assets............................................  $124,510,000   $129,846,000
                                                              ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $  2,437,000   $  1,337,000
  Accrued expenses..........................................     1,609,000      2,138,000
  Interest payable..........................................     5,801,000             --
  Promissory note to related party..........................       985,000             --
  Other current liabilities.................................        42,000         36,000
                                                              ------------   ------------
    Total current liabilities...............................    10,874,000      3,511,000
                                                              ============   ============
Senior Discount Notes.......................................   174,000,000    170,296,000
Other long term liabilities.................................       750,000        621,000
Deferred income tax liabilities.............................     2,316,000      2,347,000
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 2001 and
    2000....................................................            --             --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,226,817
    shares and 6,218,817 shares in 2001 and 2000,
    respectively............................................        62,000         62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2001 and 2000.................................        83,000         83,000
  Additional paid-in capital................................    29,492,000     29,492,000
  Other comprehensive loss..................................            --         (9,000)
  Accumulated deficit.......................................   (93,067,000)   (76,557,000)
                                                              ------------   ------------
  Net stockholders' equity (deficiency).....................   (63,430,000)   (46,929,000)
                                                              ------------   ------------
    Total liabilities and stockholders' equity
      (deficiency)..........................................  $124,510,000   $129,846,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -------------------------   ---------------------------
                                              2000          2001           2000           2001
                                           -----------   -----------   ------------   ------------
Gross revenues...........................  $ 6,506,000   $ 7,718,000   $ 11,167,000   $ 12,977,000
  Less: commissions and fees.............      675,000       903,000      1,112,000      1,515,000
                                           -----------   -----------   ------------   ------------
    Net revenues.........................    5,831,000     6,815,000     10,055,000     11,462,000

Operating expenses:
  Station operating expenses, excluding
    depreciation and amortization........    5,957,000     6,966,000     11,621,000     13,076,000
  Internet and publishing expenses,
    excluding depreciation and
    amortization.........................      393,000       390,000        873,000        621,000
  Corporate, general and administrative
    expenses.............................      889,000     1,107,000      1,734,000      1,974,000
  Cost of abandonment of station
    acquisition agreement................           --            --             --        550,000
  Depreciation and amortization..........    1,263,000     1,214,000      2,520,000      2,426,000
                                           -----------   -----------   ------------   ------------
    Total operating expenses.............    8,502,000     9,677,000     16,748,000     18,647,000
                                           -----------   -----------   ------------   ------------
      Operating loss.....................   (2,671,000)   (2,862,000)    (6,693,000)    (7,185,000)

Other income (expenses):
  Interest income........................       12,000        84,000         34,000        182,000
  Interest expense.......................   (5,055,000)   (4,547,000)    (9,836,000)    (8,916,000)
  Other, net.............................      (16,000)      (37,000)       (47,000)       (98,000)
                                           -----------   -----------   ------------   ------------
    Total other expenses.................   (5,059,000)   (4,500,000)    (9,849,000)    (8,832,000)
Loss before income taxes.................   (7,730,000)   (7,362,000)   (16,542,000)   (16,017,000)
Income tax benefit, net..................       15,000        31,000         32,000         31,000
                                           -----------   -----------   ------------   ------------
  Net Loss...............................  $(7,715,000)  $(7,331,000)  $(16,510,000)  $(15,986,000)
                                           ===========   ===========   ============   ============

Basic and diluted loss per share:
  Net loss...............................  $     (0.53)  $     (0.51)  $      (1.14)  $      (1.10)
                                           ===========   ===========   ============   ============
Weighted average shares outstanding......   14,477,275    14,475,016     14,477,275     14,472,145
                                           ===========   ===========   ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             CLASS A AND CLASS B
                                COMMON STOCK        ADDITIONAL        OTHER
                            ---------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED
                              SHARES      AMOUNT      CAPITAL         LOSS          DEFICIT         TOTAL
                            ----------   --------   -----------   -------------   ------------   ------------
Balance at December 31,
  2000....................  14,477,275   $145,000   $29,492,000      $(9,000)     $(76,557,000)  $(46,929,000)
Unrealized gain on
  marketable securities...          --         --            --        9,000                --          9,000
Net loss..................          --         --            --           --       (16,510,000)   (16,510,000)
                            ----------   --------   -----------      -------      ------------   ------------
Balance at June 30,
  2001....................  14,477,275   $145,000   $29,492,000      $    --      $(93,067,000)  $(63,430,000)
                            ==========   ========   ===========      =======      ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(16,510,000)  $(15,986,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,520,000      2,426,000
    Non cash interest.......................................     4,031,000      8,887,000
    Non cash change in other comprehensive loss.............         9,000             --
    Deferred income taxes...................................       (31,000)       (31,000)
    Loss on sale of fixed assets............................         2,000             --
    Employment stock incentives.............................            --         34,000
    Change in operating assets and liabilities, net of
      acquisitions: (Increase) decrease in assets:
        Accounts receivable.................................       226,000        326,000
        Interest receivable.................................        34,000        505,000
        Prepaid expenses and other current assets...........       276,000       (194,000)
        Other assets........................................       (26,000)       (50,000)
    Increase (decrease) in liabilities:
      Accounts payable......................................     1,100,000       (116,000)
      Accrued expenses......................................      (529,000)      (174,000)
      Interest payable......................................     5,801,000             --
      Other liabilities.....................................       135,000        (35,000)
                                                              ------------   ------------
        Net cash used in operating activities...............    (2,962,000)    (4,408,000)
                                                              ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................      (254,000)      (413,000)
  Sales of marketable securities............................     1,895,000      3,105,000
  Decrease in cash held in restricted investment............         1,000        613,000
  Decrease in cash held in escrow...........................            --        275,000
  Cash received for radio stations sold.....................            --        352,000
  Cash received for disposal of fixed assets................        22,000             --
                                                              ------------   ------------
        Net cash provided by investing activities...........     1,664,000      3,932,000
                                                              ------------   ------------
Cash flows from financing activities:
  Cash received from issuance of promissory note to related
    party...................................................       985,000             --
  Repayment of promissory notes.............................            --       (587,000)
                                                              ------------   ------------
        Net cash provided by (used in) financing
          activities........................................       985,000       (587,000)
                                                              ------------   ------------
        Change in cash and cash equivalents.................      (313,000)    (1,063,000)
Cash and cash equivalents at beginning of period............       862,000      2,431,000
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $    549,000   $  1,368,000
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

    The Company owns Hispanic Internet Holdings, Inc. which owns TodoAhora.com, a bilingual Internet portal, which delivered a full range of Internet programming to the Hispanic community including news, entertainment, finance, culture and e-commerce opportunities. During the quarter ended June 30, 2001, the Company merged the operations of TodoAhora.com into the LatinMusicTrends.com internet businesses, which it acquired as part of the purchase of United Publishers of Florida, Inc. ("UPFI") (see below). The merger into LatinMusicTrends.com is part of a plan to re-focus TodoAhora.com on Hispanic entertainment. The Company acquired substantially all of the assets of United Publishers of Florida, Inc. which owned and operated "Disco", a Hispanic music trade magazine, a graphic design business and the LatinMusicTrends.com website. The Company also owns Independent Radio Rep, LLC, an in-house Hispanic National radio advertising agency.

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of June 30, 2001 and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the three and six months ended June 30, 2001 and 2000, the Company had losses from continuing operations. The Company had antidilutive options amounting to 1,921,000 and 1,862,500 at June 30, 2001 and 2000, respectively, which were not included in the computation of diluted EPS.

                              BIG CITY RADIO, INC.

3. RECENT ACCOUNTING DISCLOSURES

    ACCOUNTING FOR DERIVATIVES

    In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities, was issued.
SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. In June 2000, SFAS 138 was issued which addresses a limited number of issues causing implementation difficulties for numerous entities that have applied SFAS 133. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. The Company adopted SFAS No. 133 and 138 as of January 1, 2001. The adoption of SFAS No. 133 and 138 did not have a material impact on the financial position or results of operations of the Company.

    REVENUE RECOGNITION

    In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB No. 101 as amended. The adoption of SAB No. 101, as amended, has not and is not expected to have a material impact on the Company's financial position or results of operations.

    BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

    The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002.(*) Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

                              BIG CITY RADIO, INC.

3. RECENT ACCOUNTING DISCLOSURES (CONTINUED)
    Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    And finally, any unamortized negative goodwill [and negative equity-method goodwill] existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,177,000, unamortized identifiable intangible assets in the amount of $107,655,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and intangible assets was $3,293,000 and $1,644,000 for the year ended
December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

4. SENIOR DISCOUNT NOTES

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, of 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes

                              BIG CITY RADIO, INC.

4. SENIOR DISCOUNT NOTES (CONTINUED)
Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its previous credit facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and the remaining proceeds were used for general working capital purposes. On March 15, 2001, the Notes commenced accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual payment is $9.8 million. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

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

    Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Subsidiary Guarantors, as of June 30, 2001 and December 31,

                              BIG CITY RADIO, INC.

4. SENIOR DISCOUNT NOTES (CONTINUED)
2000 and for the three and six months ended June 30, 2001 and 2000 on an "as-if pooling" basis, given the common control relationship of the Company and the Subsidiary Guarantors.

                                                         JUNE 20, 2001   DECEMBER 31, 2000
                                                         -------------   -----------------
Current assets.........................................            --                --
Noncurrent assets......................................  $107,655,000      $109,126,000
Current liabilities....................................            --                --
Noncurrent liabilities.................................            --                --

                                         THREE MONTHS ENDED,        SIX MONTHS ENDED,
                                              JUNE 30,                  JUNE 30,
                                        ---------------------   -------------------------
                                          2001        2000         2001          2000
                                        ---------   ---------   -----------   -----------
Net Sales.............................         --          --            --            --
Costs and expenses....................         --          --            --            --
Depreciation and amortization.........  $ 735,000   $ 748,000   $ 1,471,000   $ 1,498,000
Net loss..............................  $(735,000)  $(748,000)  $(1,471,000)  $(1,498,000)

The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

5. LIQUIDITY AND GOING CONCERN

    The Company has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of its radio stations. In addition, since the majority of its broadcast properties are in the early stages of developing, either as a result of them being recent purchases, or as a result of them being recently reformatted, the Company expects to generate significant net losses for the foreseeable future, as it continues to expand its presence in major markets.

    On March 15, 2001, the Notes commenced accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual interest payment is $9.8 million.

    Cash on hand is not sufficient to support the Company's operations through December 31, 2001 and its growth strategy; nor is it sufficient to fund the $9.8 million interest payment due on the Notes on September 15, 2001. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying unaudited consolidated financial statements as a result of this uncertainty. The Company is in the process of seeking a new debt facility to finance its operating and debt service requirements and capital expenditure programs through December 31, 2001. There can be no assurance that any such financing will be available or available on acceptable terms.

    Management believes that its long-term liquidity can be satisfied through a combination of i) a successful financing transaction to address the operating and debt service requirements and capital expenditure programs through December 31, 2001, ii) achieving positive operating results and cash flows through revenue growth and control of operating expenses and iii) the implementation and execution of its

                              BIG CITY RADIO, INC.

5. LIQUIDITY AND GOING CONCERN (CONTINUED) growth strategy to acquire and build a major broadcast group. In order to meet its long-term financing needs, the Company is currently considering all means available to it, including the raising of additional equity and the restructuring of the Notes.

6. PROMISSORY NOTE

    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on the Company's Revolving Credit Facility. The lender informed the Company that it would not permit the Company to draw on the Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Revolving Credit Facility, the Company issued a promissory note (the "Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from an affiliate of the Company (the "Lender") in order to meet the Company's short-term working capital needs. The amount outstanding under the Promissory Note will bear interest equal to the lower of (i) JP Morgan Chase's prime rate plus 2.00% or (ii) the highest rate permitted by New York Law, and it is due upon demand by the Lender. As of June 30, 2001, the amounts outstanding on the Promissory Note is $985,000. Accrued interest expense on the Promissory Note for the three months ended June 30, 2001 was $9,000.

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

    In the Phoenix area, the Company owns four radio stations, KEDJ-FM on 106.3 FM, KDDJ-FM on 100.3 FM, and KBZR-FM on 106.5, all trimulcasting the modern rock format known as "The Edge" with the Howard Stern morning show. KEDJ-FM and KDDJ-FM were acquired on July 30, 1999. On September 22, 1999 the Company acquired KBZR-FM and added it to "The Edge" stations to form a trimulcast. On September 28, 1999, the Company acquired KSSL-FM. In February 2000, the Company began operating KSSL-FM as a stand-alone radio station broadcasting its Hispanic contemporary hit radio format of "Que Buena". In April 2001, the company renamed the station, "Viva 105.3" ("The Edge" stations and "Viva 105.3" are collectively referred to herein as, the "Phoenix Stations").

    Through the merger and registration rights agreement (the "Agreement") in which the Company acquired, on November 1, 1999, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets, the Company owns TodoAhora.com, a bilingual Internet portal, which delivered a full range of world wide web programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. During the quarter ended June 30, 2001, the Company merged the operations of TodoAhora.com into the LatinMusicTrends.com internet businesses, which it acquired as part of the purchase of United Publishers of Florida, Inc. ("UPFI") (see below). The merger into LatinMusicTrends.com is part of a plan to re-focus TodoAhora.com on Hispanic entertainment. On November 8, 2000, the Company consummated a transaction in which the Company acquired substantially all of the assets and properties of United Publishers of Florida, Inc., which owned and operated (i) "Disco", a Hispanic music trade magazine, (ii) a graphic design business and (iii) the LatinMusicTrends.com website ((i), (ii), and (iii) are collectively referred to herein as "the acquired businesses").

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

    Given the fact that the Company's strategy involves developing brand new metropolitan area radio stations and various internet web sites, the initial revenue base is zero and subject to factors other than ratings and radio broadcasting seasonality. After the start-up period, as is typical in the radio broadcasting industry, the Company's first calendar quarter generally will produce the lowest revenues for the year, and the fourth quarter generally will produce the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenses are incurred.

    In each of its markets, the Company seeks to maximize the economic outlook of its broadcast properties by selecting the most competitively viable formats, engaging experienced and talented management, and by optimizing the signal coverages of its transmitting facilities.

    THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30,
     2000

    NET REVENUES for the three months ended June 30, 2001 were $5,831,000 compared with $6,815,000 for the three months ended June 30, 2000, a decrease of $984,000 or 14.4%. This decrease was due primarily to (i) decreased net revenues at the Chicago Stations compared to the same period in 2000 resulting from their change in formats in January 2001, (ii) decreased net revenues at the New York stations compared to the same period in 2000, resulting from an adverse competitive environment and the overall decline in revenues in the New York City Market, and (iii) decreased net revenues at "The Edge" in Phoenix compared to the same period in 2000, resulting from a reduced concert schedule in 2001. This decrease was partially offset by increased net revenues of the LA Stations which began broadcasting their current Hispanic contemporary hit radio format in December 1999, and $131,000 publishing revenues for the three months ended
June 30, 2001, which business was acquired in November 2000.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended June 30, 2001 were $5,957,000 compared with $6,966,000 for the three months ended June 30, 2000, a decrease of $1,009,000 or 14.5%. This decrease was due principally to the reduction in operating expenses for the Chicago Stations, and reduced concert expenses for "The Edge" in Phoenix as a result of its reduced concert schedule.

    INTERNET AND PUBLISHING OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended June 30, 2001 were $393,000 compared with $390,000 for the three months ended June 30, 2000, an increase of $3,000 or 0.8%.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2001 were $889,000 compared with $1,107,000 for the three months ended June 30, 2000, a decrease of $218,000, or 19.7%. The decrease was primarily attributable to the lower personnel costs in 2001.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended June 30, 2001 were $1,263,000 compared with $1,214,000 for the three months ended
June 30, 2000, an increase of $49,000, or 4.0%. This increase was due primarily to capital expenditures in Hispanic Internet Holdings, Inc. and Phoenix "Viva 105.3" stations during the second half of 2000.

    INTEREST EXPENSE for the three months ended June 30, 2001 was $5,055,000 compared with $4,547,000 for the three months ended June 30, 2000, an increase of $508,000, or 11.2%. This increase reflects additional interest resulting from the higher accreted principal amount of the Notes for the quarter ended
June 30, 2001 when compared to the quarter ended June 30, 2000. Partially offsetting the increase in interest expense was a decrease in interest payment on Promissory Notes relating to the acquisition of WWYY-FM and WRNJ-AM in August 1998, which were repaid on August 1, 2000. In the three months ended
June 30, 2001 and 2000, the average outstanding total debt for the Company was $174,406,000 and $160,073,000 respectively. The average rate of interest on the outstanding debt was 11.59% and 11.36%, respectively. Interest income for the three months ended June 30, 2001 was $12,000 compared with $84,000 for the three months ended June 30, 2000. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the three months ended June 30, 2001 were $7,715,000 compared with $7,331,000 for the three months ended June 30, 2000. The increase in net loss of $384,000 was primarily attributable to the decrease in net revenues, and higher net interest expenses, partially offset by lower station operating expenses, and lower corporate, general and administrative expenses, compared to the corresponding quarter in 2000.

    SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

    NET REVENUES for the six months ended June 30, 2001 were $10,055,000 as compared with $11,462,000 for the six months ended June 30, 2000, a decrease of $1,407,000 or 12.3%. This decrease was due primarily to (i) decreased net revenues at the Chicago Stations compared to the same period in 2000 resulting from their change in formats in January 2001, (ii) decreased net revenues at the New York Stations compared to the same period in 2000, resulting from an adverse competitive environment and the overall decline in revenues in the New York City Market, and (iii) decreased net revenues at "The Edge" in Phoenix compared to the same period in 2000, resulting from a reduced concert schedule in 2001. This decrease was partially offset by increased net revenues of the LA Stations which began broadcasting their current Hispanic contemporary hit radio format in December 1999, and $232,000 publishing revenues for the six months ended
June 30, 2001, which business was acquired in November 2000.

    STATIONS OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATIONfor the six months ended June 30, 2001 were $11,621,000 as compared with $13,076,000 for the six months ended June 30, 2000, a decrease of $1,455,000 or 11.1%. This decrease was due principally to the reduction in operating expenses for the Chicago Stations, and reduced concert expenses for "The Edge" in Phoenix as a result of its reduced concert schedule, partially offset by operating expenses for Independent Radio Reps, LLC which was formed in November 2000.

    INTERNET AND PUBLISHING OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the six months ended June 30, 2001 were $873,000 compared with $621,000 for the six months ended June 30, 2000, an increase of $252,000 or 40.6%. This increase was due to the expansion of TodoAhora.com, which was formally launched on May 5, 2000, and the magazine publishing business which was acquired on November 8, 2000.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2001 were $1,734,000 compared with $1,974,000 for the six months ended June 30, 2000, a decrease of $240,000, or 12.2%. The decrease was primarily attributable to lower personnel costs in 2001.

    COST OF ABANDONMENT ON STATION ACQUISITION AGREEMENT was the result of the cancellation of a signed agreement whereby the assets of radio station KLVA-FM, Casa Grande, Arizona would have been exchanged for the assets of radio station KDDJ-FM, Globe, Arizona. On signing of the acquisition agreement, the Company deposited $275,000 into an escrow account in April 1999. In February 2000, the Company paid the balance in the escrow account and an additional amount of $275,000, totaling $550,000 to cancel the signed KLVA-FM acquisition. The decision to abandon the transaction was made in response to a change in the engineering enhancement plan for our Phoenix radio licenses. There were no such expenses for the six months ended June 30, 2001.

    DEPRECIATION AND AMORTIZATION EXPENSES for the six months ended June 30, 2001 were $2,520,000 compared with $2,426,000 for the six months ended June 30, 2000, an increase of $94,000 or 3.9%. This increase was due primarily to capital expenditures in Hispanic Internet Holdings, Inc. and Phoenix "Viva 105.3" stations during the second half of 2000.

    INTEREST EXPENSE for the six months ended June 30, 2001 was $9,836,000 compared with $8,916,000 for the six months ended June 30, 2000, an increase of $920,000, or 10.3%. This increase reflects additional interest resulting from the accreted principal amount of the Notes for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. Partially offsetting the increase in interest expense was a decrease in interest payment on Promissory Notes relating to the acquisition of WWYY-FM and WRNJ-AM in August 1998, which were repaid on August 1, 2000. In the six months ended
June 30, 2001 and 2000, the average outstanding total debt for the Company was $173,730,000 and $158,060,000 respectively. The average rate of interest on the outstanding debt was 10.27% and 11.27%, respectively. Interest income for the six months ended June 30, 2001 was $34,000 compared with $182,000 for the six months ended June 30, 2000. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the six months ended June 30, 2001 were $16,510,000 compared with $15,986,000 for the six months ended June 30, 2000. The increase in net loss of $524,000 was primarily attributable to the decrease in net revenues, and higher net interest expenses, and the start-up operations of Internet and publishing business in 2001, partially offset by lower station operating expenses, and lower corporate, general and administrative expenses, compared to the corresponding six months ended June 30, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of the LA Stations, the New York Stations, the Chicago Stations, and the Phoenix Stations and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because certain of its broadcast properties and the internet operations are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in its markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from Stuart and

Anita Subotnick ("the Principal Stockholders") (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Company's initial public offering in December 1997), borrowings under the previous credit facility and the issuance of the Notes. During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on the Company's Revolving Credit Facility.

    The lender informed the Company that it would not permit the Company to draw on the Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Revolving Credit Facility, the Company issued a promissory note (the "Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from an affiliate of the Company (the "Lender") in order to meet the Company's short-term working capital needs. The amounts outstanding under the Promissory Note will bear interest equal to the lower of (i) JP Morgan Chase's prime rate plus 2.00% or (ii) the highest rate permitted by New York law, and it is due upon demand by the Lender. As of June 30, 2001, the amounts outstanding on the Promissory Note is $985,000. Interest expense on the Promissory Note for the three months ended June 30, 2001 was $9,000.

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

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the six months ended June 30, 2001 and 2000, the Company used cash in its operations. In the six months ended June 30, 2001, the deficit was predominantly due to operating losses of the New York, and Chicago Stations, and the start-up operations of the internet and publishing businesses and Independent Radio Reps, LLC. In the six months ended June 30, 2000, the deficit was predominantly due to the start-up operating losses of the LA Stations as Viva 107.1 and Hispanic Internet Holdings, Inc.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $254,000 and $413,000 for the six months ended June 30, 2001 and 2000, respectively. These expenditures primarily reflect costs associated with technical improvements at the Company's stations, in particular, the expansion of the studio and broadcast facilities, and computer support equipment. In each of the six months ended June 30, 2001 and 2000, the Company sold marketable securities of $1,895,000 and $3,105,000, respectively, to generate cash for general working capital purposes.

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

Cash interest did not accrue on the Notes prior to March 15, 2001. Since
March 15, 2001 interest on the Notes has been accruing at a rate of 11 1/4% per annum and will be payable in cash semi-annually, commencing September 15, 2001. The semi-annual interest payment is $9.8 million.

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

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's "Restricted Subsidiaries", as defined in the Indenture governing the Notes; as of June 30, 2001, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its Restricted Subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, restriction on distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. The Company has inadequate cash and cash equivalents on hand to make the required $9.8 million interest payment on the Notes, due September 15, 2001, and will only be able to make such payment if the Company consummates a financing transaction. There can be no assurances that the Company can consummate such a financing at all or on terms acceptable to the Company.

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

    In connection with the consummation of the Notes Offering, the Company entered into a revolving credit facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's radio stations' positive rolling four quarter broadcast cash flow (the "Revolving Credit Facility") and subject to compliance with certain financial and operational covenants. The Revolving Credit Facility will mature on the fifth anniversary of March 17, 1998 and amounts outstanding under the Revolving Credit Facility will bear interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin will initially be 2.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin will initially be 3.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Company's and its Station Subsidiaries' assets. In each of the six months ended June 30, 2001 and 2000, the Company paid $20,000 and $36,000, respectively, in fees relating to the facility.

    The Revolving Credit Facility contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on sales of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain minimum interest coverage ratios. The Company is currently in compliance with all material covenants and restrictions under the Revolving Credit Facility, with the exception that the Independent Auditors' Report for the year ended December 31, 2000 includes a "going concern" opinion. During April 2001, the Company made a request of Chase that the Company be permitted to draw down on the Company's Revolving Credit Facility. Chase informed the Company that it would not permit the Company to draw on the Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception."

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

    As of the date of this report, the Company has no binding commitments for any acquisitions. The Company had available approximately $549,000 of cash and cash equivalents on hand at June 30, 2001. On March 15, 2001, the Notes commenced accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual interest payment is $9.8 million.

    Cash on hand is not sufficient to support the Company's operations through December 31, 2001 and its growth strategy; nor is it sufficient to fund the $9.8 million interest payment due on the Notes on September 15, 2001. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company is in the process of seeking a new debt facility to finance its operating and debt service requirements and capital expenditure programs through December 31, 2001. There can be no assurance that any such financing will be available or available on acceptable terms. Management believes that its long-term liquidity can be satisfied through a combination of i) a successful financing transaction to address the operating and debt service requirements and capital expenditure programs through December 31, 2001, ii) achieving positive operating results and cash flows through revenue growth and control of operating expenses and iii) the implementation and execution of its growth strategy to acquire and build a major broadcast group. In order to meet its long-term financing needs, the Company is currently considering all means available to it, including the raising of additional equity and the restructuring of the Notes. As a result of its inability to draw on the Revolving Credit Facility, the Company issued a promissory note (the "Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from an affiliate of the Company (the "Lender") in order to meet the Company's short-term working capital needs. The amounts outstanding under the Promissory Note will bear interest equal to the lower of (i) JP Morgan Chase's prime rate plus 2.00% or (ii) the highest rate permitted by New York law, and it is due upon demand by the Lender. As of June 30, 2001, the amounts outstanding on the Promissory Note is $985,000. Accrued interest expense on the Promissory Note for the three months ended June 30, 2001 was $9,000.

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

    None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's 2001 Annual Meeting of Stockholders held on May 11, 2000, the holders of Class A common stock of the Company were asked to consider and vote as a separate class upon the election of two members to the Company's Board of Directors to serve a one year term as Class A Directors, and the holders of Class A common stock together with the holders of Class B common stock were asked to consider and vote as a single class upon the ratification of the selection of KPMG LLP as the Company's independent accountants for the year ending December 31, 2001.

    At such a meeting, a majority of the Company's stockholders (i) elected Michael H. Boyer and Leonard White as Class A Directors for a one year term ending in the year 2001 and (ii) ratified the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2001.

    The following is a summary of the voting results with respect to each of the proposals:

PROPOSAL                                                         FOR      WITHHOLD
--------                                                      ---------   --------
1. The Election of Class A Directors........................
NAME
----
Michael H. Boyer.                                             5,484,775      9,814
  Leonard White.............................................  5,484,775    54,125

                                                       FOR       AGAINST    ABSTAIN    BROKER NON-VOTES
                                                    ----------   --------   --------   ----------------
2. Ratification of the Appointment of Independent
  Auditors........................................  87,085,533    3,900        500             --

    No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the second quarter of the year ending December 31, 2001.

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

                                                       BIG CITY RADIO, INC.

                                                       By:             /s/ PAUL R. THOMSON
                                                            -----------------------------------------
                                                                         Paul R. Thomson
                                                             VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                          AND TREASURER

Dated: August 14, 2001

------------------------

* Companies with fiscal year ends beginning after March 15, 2001, who have not yet issued financial statements for their first interim period may early adopt Statement 142.