Form 10-Q/A
period 2001-06-30
BIG CITY RADIO INC
filed 2001-08-15
CIK 1046284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -------------------------   ---------------------------
                                              2001          2000           2001           2000
                                           -----------   -----------   ------------   ------------
Gross revenues...........................  $ 6,506,000   $ 7,718,000   $ 11,167,000   $ 12,977,000
  Less: commissions and fees.............      675,000       903,000      1,112,000      1,515,000
                                           -----------   -----------   ------------   ------------
    Net revenues.........................    5,831,000     6,815,000     10,055,000     11,462,000

Operating expenses:
  Station operating expenses, excluding
    depreciation and amortization........    5,957,000     6,966,000     11,621,000     13,076,000
  Internet and publishing expenses,
    excluding depreciation and
    amortization.........................      393,000       390,000        873,000        621,000
  Corporate, general and administrative
    expenses.............................      889,000     1,107,000      1,734,000      1,974,000
  Cost of abandonment of station
    acquisition agreement................           --            --             --        550,000
  Depreciation and amortization..........    1,263,000     1,214,000      2,520,000      2,426,000
                                           -----------   -----------   ------------   ------------
    Total operating expenses.............    8,502,000     9,677,000     16,748,000     18,647,000
                                           -----------   -----------   ------------   ------------
      Operating loss.....................   (2,671,000)   (2,862,000)    (6,693,000)    (7,185,000)

Other income (expenses):
  Interest income........................       12,000        84,000         34,000        182,000
  Interest expense.......................   (5,055,000)   (4,547,000)    (9,836,000)    (8,916,000)
  Other, net.............................      (16,000)      (37,000)       (47,000)       (98,000)
                                           -----------   -----------   ------------   ------------
    Total other expenses.................   (5,059,000)   (4,500,000)    (9,849,000)    (8,832,000)
Loss before income taxes.................   (7,730,000)   (7,362,000)   (16,542,000)   (16,017,000)
Income tax benefit, net..................       15,000        31,000         32,000         31,000
                                           -----------   -----------   ------------   ------------
  Net Loss...............................  $(7,715,000)  $(7,331,000)  $(16,510,000)  $(15,986,000)
                                           ===========   ===========   ============   ============

Basic and diluted loss per share:
  Net loss...............................  $     (0.53)  $     (0.51)  $      (1.14)  $      (1.10)
                                           ===========   ===========   ============   ============
Weighted average shares outstanding......   14,477,275    14,475,016     14,477,275     14,472,145
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

    The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

    In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

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

4. SENIOR DISCOUNT NOTES

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, of 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its previous credit facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and the remaining proceeds were used for general working capital purposes. On

                              BIG CITY RADIO, INC.

4. SENIOR DISCOUNT NOTES (CONTINUED)
March 15, 2001, the Notes commenced accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual payment is $9.8 million. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

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