Form 10-K/A
period 2000-12-31
BIG CITY RADIO INC
filed 2001-08-29
CIK 1046284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

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

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    On February 27, 2001 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's Class A Common Stock, as reported by the American Stock Exchange on such date, was $23,071,100

    The number of shares of the Registrant's Class A Common Stock and Class B Common Stock outstanding as of February 27, 2001 was 6,226,817 and 8,250,458 respectively.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

ITEM NO.                           DESCRIPTION                             PAGE
--------                           -----------                           --------
                                     PART I

Item 1.    Business....................................................         3

Item 2.    Properties..................................................        18

Item 3.    Legal Proceedings...........................................        19

Item 4.    Submission of Matters to a Vote of Security Holders.........        20

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................        20

Item 6.    Selected Financial Data.....................................        22

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................        23

Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................        31

Item 8.    Financial Statements and Supplementary Data.................        32

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................        58

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..........        58

Item 11.   Executive Compensation......................................        58

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................        58

Item 13.   Certain Relationships and Related Transactions..............        58

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K..................................................        66

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

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

(8) SENIOR DISCOUNT NOTES (CONTINUED)
    The Senior Discount Notes contain default provisions including failure to pay principal and interest, violation of covenants, failure to pay, waive or cure other indebtedness within a grace period after maturity, or acceleration of other indebtedness in excess of $5 million, bankruptcy, a judgment against the Company in excess of $5 million, and a failure of the subsidiary guarantees to be in full force and effect. There were no events of default or violation of covenants relating to the Senior Discount Notes at December 31, 2000.

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

    The Revolving Credit Facility contains customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and events of default of other indebtedness, and revocation of any of the Company's broadcast licenses. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control." For purposes of the Revolving Credit Facility, a change of control will occur when
(i) any person or group other than the Principal Stockholders and their affiliates obtains the power to elect a majority of the Board of Directors,
(ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses or (iii) the Board of Directors does not consist of a majority of continuing directors.

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

    Set forth below is certain condensed consolidating financial information for the parent company of Big City Radio and its Subsidiary Guarantors, as of December 31, 1999 and 2000 and for the years ended, December 31, 1998, 1999 and 2000.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

        CONSOLIDATING BALANCE SHEET FOR THE YEAR ENDED DECEMBER 31, 1999

                                                     SUBSIDIARY                   CONSOLIDATION
                                         PARENT      GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                       -----------   -----------   ------------   -------------   ------------
Assets
Current assets
  Cash and cash equivalents..........    2,431,000                    2,431,000                     2,431,000
  Cash held in escrow................      275,000                      275,000                       275,000
  Cash held in investment,
    restricted.......................    1,934,000                    1,934,000                     1,934,000
  Marketable securities..............    7,859,000                    7,859,000                     7,859,000
  Accounts receivable, net of
    allowance........................    6,090,000                    6,090,000                     6,090,000
  Interest receivable................      526,000                      526,000                       526,000
  Prepaid expenses and other current
    assets...........................      920,000             0        920,000              0        920,000
                                       -----------   -----------   ------------   ------------    -----------
    Total current assets.............   20,035,000             0     20,035,000              0     20,035,000
Property and equipment, net..........    7,145,000             0      7,145,000                     7,145,000
Investment in, and advances to,
  subsidiaries.......................  112,331,000                  112,331,000   (112,331,000)             0
Intangibles, net.....................    1,542,000   112,331,000    113,873,000                   113,873,000
Deferred financing fees, net.........    3,399,000                    3,399,000                     3,399,000
Other assets.........................       59,000             0         59,000              0         59,000
                                       -----------   -----------   ------------   ------------    -----------
Total assets.........................  144,511,000   112,331,000    256,842,000   (112,331,000)   144,511,000

Liabilities and stockholders' equity
  Accounts payable...................      822,000                      822,000                       822,000
  Accrued expenses...................    3,146,000                    3,146,000                     3,146,000
  Promissory notes...................      881,000                      881,000                       881,000
  Other current liabilities..........       93,000             0         93,000              0         93,000
                                       -----------   -----------   ------------   ------------    -----------
    Total current liabilities........    4,942,000             0      4,942,000              0      4,942,000

Long-term liabilities
  Senior discount notes..............  152,596,000                  152,596,000                   152,596,000
  Deferred income tax liabilities and
    other long-term liabilities......    2,908,000             0      2,908,000                     2,908,000
  Intercompany balances..............            0   118,152,000    118,152,000   (118,152,000)             0
                                       -----------   -----------   ------------   ------------    -----------

    Total long-term liabilities......  155,504,000   118,152,000    273,656,000   (118,152,000)   155,504,000

Stockholders equity/(deficit)
  Preferred and common stock, and
    additional paid-in capital.......   29,603,000                   29,603,000                    29,603,000
  Other comprehensive loss...........     (149,000)                    (149,000)                     (149,000)
  Accumulated deficit................  (45,389,000)   (5,821,000)   (51,210,000)     5,821,000    (45,389,000)
                                       -----------   -----------   ------------   ------------    -----------
                                       (15,935,000)   (5,821,000)   (21,756,000)     5,821,000    (15,935,000)
Total liabilities and stockholders
  equity.............................  144,511,000   112,331,000    256,842,000   (112,331,000)   144,511,000
                                       -----------   -----------   ------------   ------------    -----------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

        CONSOLIDATING BALANCE SHEET FOR THE YEAR ENDED DECEMBER 31, 2000

                                                     SUBSIDIARY                   CONSOLIDATION
                                         PARENT      GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                       -----------   -----------   ------------   -------------   ------------
Assets
Current assets
  Cash and cash equivalents..........      862,000                      862,000                       862,000
  Cash held in escrow................            0                            0                             0
  Cash held in investment,
    restricted.......................      802,000                      802,000                       802,000
  Marketable securities..............    1,895,000                    1,895,000                     1,895,000
  Accounts receivable, net of
    allowance........................    4,716,000                    4,716,000                     4,716,000
  Interest receivable................       38,000                       38,000                        38,000
  Prepaid expenses and other current
    assets...........................      981,000             0        981,000              0        981,000
                                       -----------   -----------   ------------   ------------    -----------
    Total current assets.............    9,294,000             0      9,294,000              0      9,294,000
Property and equipment, net..........    7,148,000             0      7,148,000                     7,148,000
Investment in, and advances to,
  subsidiaries.......................  109,126,000                  109,126,000   (109,126,000)             0
Intangibles, net.....................    1,350,000   109,126,000    110,476,000                   110,476,000
Deferred financing fees, net.........    2,747,000                    2,747,000                     2,747,000
Other assets.........................      181,000             0        181,000              0        181,000
                                       -----------   -----------   ------------   ------------    -----------
Total assets.........................  129,846,000   109,126,000    238,972,000   (109,126,000)   129,846,000

Liabilities and stockholders' equity
  Accounts payable...................    1,337,000                    1,337,000                     1,337,000
  Accrued expenses...................    2,138,000                    2,138,000                     2,138,000
  Promissory notes...................            0                            0                             0
  Other current liabilities..........       36,000             0         36,000              0         36,000
                                       -----------   -----------   ------------   ------------    -----------
    Total current liabilities........    3,511,000             0      3,511,000              0      3,511,000

Long-term liabilities
  Senior discount notes..............  170,296,000                  170,296,000                   170,296,000
  Deferred income tax liabilities and
    other............................                                         0                             0
  Long-term liabilities..............    2,968,000             0      2,968,000                     2,968,000
  Intercompany balances..............            0   117,916,000    117,916,000   (117,916,000)             0
                                       -----------   -----------   ------------   ------------    -----------
    Total long-term liabilities......  173,264,000   117,916,000    291,180,000   (117,916,000)   173,264,000

Stockholders equity/(deficit)
  Preferred and common stock, and
    additional paid-in capital.......   29,637,000                   29,637,000                    29,637,000
  Other comprehensive loss...........       (9,000)                      (9,000)                       (9,000)
  Accumulated deficit................  (76,557,000)   (8,790,000)   (85,347,000)     8,790,000    (76,557,000)
                                       -----------   -----------   ------------   ------------    -----------
                                       (46,929,000)   (8,790,000)   (55,719,000)     8,790,000    (46,929,000)
Total liabilities and stockholders
  equity.............................  129,846,000   109,126,000    238,972,000   (109,126,000)   129,846,000
                                       -----------   -----------   ------------   ------------    -----------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

   CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

                                            SUBSIDIARY                   CONSOLIDATION
                                PARENT      GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                              -----------   -----------   ------------   -------------   ------------
Gross revenues..............   15,883,000                   15,883,000                    15,883,000
Less commissions and fees...    1,681,000             0      1,681,000                     1,681,000
                              -----------   -----------   ------------   ------------    -----------
Net revenues................   14,202,000             0     14,202,000              0     14,202,000
Operating expenses:
  Station operating
    expenses, excluding
    depreciation and
    amortization............   17,525,000             0     17,525,000                    17,525,000
  Corporate, general and
    administrative
    expenses................    2,527,000             0      2,527,000                     2,527,000
  Employment stock
    incentives..............      808,000             0        808,000                       808,000
  Depreciation and
    amortization............      849,000     1,679,000      2,528,000              0      2,528,000
                              -----------   -----------   ------------   ------------    -----------
    Total operating
      expenses..............   21,709,000     1,679,000     23,388,000              0     23,388,000
                              -----------   -----------   ------------   ------------    -----------
    Operating loss..........   (7,507,000)   (1,679,000)    (9,186,000)             0     (9,186,000)
Other income (expenses):
  Interest income...........    3,076,000                    3,076,000                     3,076,000
  Interest expense..........  (12,608,000)                 (12,608,000)                  (12,608,000)
  Other, net................     (224,000)            0       (224,000)             0       (224,000)
                              -----------   -----------   ------------   ------------    -----------
    Total other
      (expenses)............   (9,756,000)            0     (9,756,000)             0     (9,756,000)
                              -----------   -----------   ------------   ------------    -----------
Loss before income tax
  benefit, extraordinary
  loss and equity in losses
  of Subsidiary
  Guarantors................  (17,263,000)   (1,679,000)   (18,942,000)             0    (18,942,000)
Income tax benefit, net.....    1,988,000             0      1,988,000              0      1,988,000
                              -----------   -----------   ------------   ------------    -----------
Loss before extraordinary
  loss and equity in losses
  of Subsidiary
  Guarantors................  (15,275,000)   (1,679,000)   (16,954,000)             0    (16,954,000)
Extraordinary loss, net of
  income taxes..............     (495,000)            0       (495,000)             0       (495,000)
                              -----------   -----------   ------------   ------------    -----------
Loss before equity in net
  losses of Subsidiary
  Guarantors................  (15,770,000)   (1,679,000)   (17,449,000)             0    (17,449,000)
Equity in net losses of
  Subsidiary Guarantors.....   (1,679,000)            0     (1,679,000)     1,679,000              0
                              -----------   -----------   ------------   ------------    -----------
Net Loss....................   17,449,000)   (1,679,000)   (19,128,000)     1,679,000    (17,449,000)
                              -----------   -----------   ------------   ------------    -----------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

   CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

                                               SUBSIDIARY                  CONSOLIDATION
                                   PARENT      GUARANTORS     SUB-TOTAL     ADJUSTMENTS    CONSOLIDATED
                                 -----------   -----------   -----------   -------------   ------------
Gross revenues.................   23,296,000                  23,296,000                    23,296,000
Less commissions and fees......    2,692,000             0     2,692,000                     2,692,000
                                 -----------   -----------   -----------    ----------     -----------
Net revenues...................   20,604,000             0    20,604,000             0      20,604,000
Operating expenses:
  Station operating expenses,
    excluding depreciation and
    amortization...............   23,566,000             0    23,566,000                    23,566,000
  Internet and publishing,
    excluding depreciation and
    amortization...............       51,000             0        51,000                        51,000
  Corporate, general and
    administrative expenses....    4,371,000             0     4,371,000                     4,371,000
  Depreciation and
    amortization...............    1,313,000     2,499,000     3,812,000             0       3,812,000
                                 -----------   -----------   -----------    ----------     -----------
    Total operating expenses...   29,301,000     2,499,000    31,800,000             0      31,800,000
                                 -----------   -----------   -----------    ----------     -----------
    Operating loss.............   (8,697,000)   (2,499,000)  (11,196,000)            0     (11,196,000)
Other income (expenses):
  Gain on sale of station......      663,000                     663,000                       663,000
  Interest income..............    1,952,000                   1,952,000                     1,952,000
  Interest expense.............  (16,953,000)                (16,953,000)                  (16,953,000)
  Other, net...................     (337,000)            0      (337,000)            0        (337,000)
    Total other (expenses).....  (14,675,000)            0   (14,675,000)            0     (14,675,000)
                                 -----------   -----------   -----------    ----------     -----------
Loss before income tax benefit,
  and equity in losses of
  Subsidiary Guarantors........  (23,372,000)   (2,499,000)  (25,871,000)            0     (25,871,000)
Income tax benefit, net........       63,000             0        63,000             0          63,000
                                 -----------   -----------   -----------    ----------     -----------
Loss before equity in losses of
  Subsidiary Guarantors........  (23,309,000)   (2,499,000)  (25,808,000)            0     (25,808,000)
Equity in net losses of
  Subsidiary Guarantors........   (2,499,000)            0    (2,499,000)    2,499,000               0
                                 -----------   -----------   -----------    ----------     -----------
Net Loss.......................  (25,808,000)   (2,499,000)  (28,307,000)    2,499,000     (25,808,000)
                                 -----------   -----------   -----------    ----------     -----------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

   CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

                                               SUBSIDIARY                  CONSOLIDATION
                                   PARENT      GUARANTORS     SUB-TOTAL     ADJUSTMENTS    CONSOLIDATED
                                 -----------   -----------   -----------   -------------   ------------
Gross revenues.................   26,895,000                  26,895,000                    26,895,000
Less commissions and fees......    3,054,000             0     3,054,000                     3,054,000
                                 -----------   -----------   -----------    ----------     -----------
Net revenues...................   23,841,000             0    23,841,000             0      23,841,000
Operating expenses:
  Station operating expenses,
    excluding depreciation and
    amortization...............   26,047,000             0    26,047,000                    26,047,000
  Internet and publishing,
    excluding depreciation and
    amortization...............    1,569,000             0     1,569,000                     1,569,000
  Corporate, general and
    administrative expenses....    3,845,000             0     3,845,000                     3,845,000
  Cost of abandonment of
    station acquisition
    agreement..................      550,000             0       550,000                       550,000
  Depreciation and
    amortization...............    1,898,000     2,969,000     4,867,000             0       4,867,000
                                 -----------   -----------   -----------    ----------     -----------
    Total operating expenses...   33,909,000     2,969,000    36,878,000             0      36,878,000
                                 -----------   -----------   -----------    ----------     -----------
    Operating loss.............  (10,068,000)   (2,969,000)  (13,037,000)            0     (13,037,000)
Other income (expenses):
  Interest income..............      281,000                     281,000                       281,000
  Interest expense.............  (18,392,000)                (18,392,000)                  (18,392,000)
  Other, net...................      (83,000)            0       (83,000)            0         (83,000)
                                 -----------   -----------   -----------    ----------     -----------
    Total other (expenses).....  (18,194,000)            0   (18,194,000)            0     (18,194,000)
                                 -----------   -----------   -----------    ----------     -----------
Loss before income tax benefit,
  and equity in losses of
  Subsidiary Guarantors........  (28,262,000)   (2,969,000)  (31,231,000)            0     (31,231,000)
Income tax benefit, net........       63,000             0        63,000             0          63,000
                                 -----------   -----------   -----------    ----------     -----------
Loss before equity in losses of
  Subsidiary
Guarantors.....................  (28,199,000)   (2,969,000)  (31,168,000)            0     (31,168,000)
Equity in net losses of
  Subsidiary Guarantors........   (2,969,000)            0    (2,969,000)    2,969,000               0
                                 -----------   -----------   -----------    ----------     -----------
Net Loss.......................  (31,168,000)   (2,969,000)  (34,137,000)    2,969,000     (31,168,000)
                                 -----------   -----------   -----------    ----------     -----------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998

                                                     SUBSIDIARY                   CONSOLIDATION
                                         PARENT      GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                      ------------   -----------   ------------   -------------   ------------
Net cash used in operating
  activities........................    (7,758,000)            0     (7,758,000)            0       (7,758,000)
Cash flows from investing
  activities:
  Purchase of property and
    equipment.......................    (2,441,000)            0     (2,441,000)            0       (2,441,000)
  Purchase of marketable
    securities......................  (125,609,000)            0   (125,609,000)            0     (125,609,000)
  Sale of marketable securities.....    77,193,000             0     77,193,000             0       77,193,000
  Cash paid and advanced for assets
    of radio stations acquired......             0   (23,244,000)   (23,244,000)            0      (23,244,000)
Decrease (Increase) in cash held in
  restricted investment.............    (3,350,000)            0     (3,350,000)            0       (3,350,000)
  Investment in, and advances to
    subsidiaries....................    (23,244000)   23,244,000              0             0                0
                                      ------------   -----------   ------------     ---------     ------------
Net cash provided by (used in)
  investing activities..............   (77,451,000)            0    (77,451,000)            0      (77,451,000)
                                      ------------   -----------   ------------     ---------     ------------
Cash flows from financing
  activities:
  Proceeds from offering of Senior
    Discount Notes, net of discount
    and fees of $4,568,000..........   120,808,000                  120,808,000                    120,808,000
  Drawdown on credit facility, net
    of fees paid of $793,000........     2,500,000                    2,500,000                      2,500,000
  Repayment of existing credit
    facility........................   (32,600,000)                 (32,600,000)                   (32,600,000)
  Repayment of promissory notes.....      (294,000)            0       (294,000)            0         (294,000)
                                      ------------   -----------   ------------     ---------     ------------
Net cash provided by (used in)
  financing activities..............    90,414,000             0     90,414,000             0       90,414,000
                                      ------------   -----------   ------------     ---------     ------------
  Change in cash and cash
    equivalents.....................     5,205,000             0      5,205,000             0        5,205,000
Cash and cash equivalents at
  beginning of year.................        80,000             0         80,000             0           80,000
                                      ------------   -----------   ------------     ---------     ------------
Cash and cash equivalents at end of
  year..............................     5,285,000             0      5,285,000                      5,285,000
                                      ------------   -----------   ------------     ---------     ------------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999

                                               SUBSIDIARY                  CONSOLIDATION
                                   PARENT      GUARANTORS     SUB-TOTAL     ADJUSTMENTS    CONSOLIDATED
                                 -----------   -----------   -----------   -------------   ------------
Net cash used in operating
  activities...................   (5,787,000)            0    (5,787,000)             0     (5,787,000)
                                 -----------   -----------   -----------    -----------    -----------
Cash flows from investing
  activities:
  Purchase of property and
    equipment..................   (2,941,000)            0    (2,941,000)             0     (2,941,000)
  Purchase of marketable
    securities.................  (34,508,000)                (34,508,000)             0    (34,508,000)
  Sale of marketable
    securities.................   75,065,000                  75,065,000              0     75,065,000
  Cash paid and advanced for
    assets of radio stations
    acquired...................            0   (36,177,000)  (36,177,000)             0    (36,177,000)
  Decrease (Increase) in cash
    held in restricted
    investment.................    1,416,000             0     1,416,000              0      1,416,000
  Investment in, and advances
    to, subsidiaries...........  (33,177,000)   36,177,000             0              0              0
  Cash received for disposal of
    fixed assets...............       58,000             0        58,000              0         58,000
  Cash received for radio
    station sold...............    1,195,000             0     1,195,000              0      1,195,000
                                 -----------   -----------   -----------    -----------    -----------
Net cash provided by (used in)
  investing activities.........    4,108,000             0     4,108,000              0      4,108,000
                                 -----------   -----------   -----------    -----------    -----------
Cash flows from financing
  activities:
  Repayment of promissory
    notes......................   (1,175,000)            0    (1,175,000)             0     (1,175,000)
  Change in cash and cash
    equivalents................   (2,854,000)            0    (2,854,000)             0     (2,854,000)
Cash and cash equivalents at
  beginning of year............    5,285,000             0     5,285,000              0      5,285,000
                                 -----------   -----------   -----------    -----------    -----------
Cash and cash equivalents at
  end of year..................    2,431,000             0     2,431,000                     2,431,000
                                 -----------   -----------   -----------    -----------    -----------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 1999 AND 2000

   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000

                                                  SUBSIDIARY                CONSOLIDATION
                                       PARENT     GUARANTORS   SUB-TOTAL     ADJUSTMENTS    CONSOLIDATED
                                     ----------   ----------   ----------   -------------   ------------
Net cash used in operating
  activities.......................  (6,587,000)          0    (6,587,000)            0      (6,587,000)
                                     ----------   ---------    ----------     ---------      ----------
Cash flows from investing
  activities:
  Purchase of property and
    equipment......................  (1,584,000)          0    (1,584,000)            0      (1,584,000)
  Sale of marketable securities....   5,964,000                 5,964,000             0       5,964,000
  Decrease (Increase) in cash held
    in restricted investment.......   1,132,000           0     1,132,000             0       1,132,000
  Cash received for radio stations
    sold...........................           0     352,000       352,000             0         352,000
  Investment in, and advances to,
    subsidiaries...................     352,000    (352,000)            0             0               0
Other..............................      35,000           0        35,000             0          35,000
                                     ----------   ---------    ----------     ---------      ----------
Net cash provided by (used in)
  investing activities.............   5,899,000           0     5,899,000             0       5,899,000
                                     ----------   ---------    ----------     ---------      ----------
Cash flows from financing
  activities:
  Repayment of promissory notes....    (881,000)          0      (881,000)            0        (881,000)
  Change in cash and cash
    equivalents....................  (1,569,000)          0    (1,569,000)            0      (1,569,000)
Cash and cash equivalents at
  beginning of year................   2,431,000           0     2,431,000             0       2,431,000
                                     ----------   ---------    ----------     ---------      ----------
Cash and cash equivalents at end of
  year.............................     862,000           0       862,000                       862,000
                                     ----------   ---------    ----------     ---------      ----------

    The condensed consolidating financial information has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. This summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

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

                 (This page has been left blank intentionally.)