Form 10-Q
period 2001-09-30
BIG CITY RADIO INC
filed 2001-11-14
CIK 1046284

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

                110 EAST 42ND STREET, SUITE 1305, NEW YORK 10017
             (Address and zip code of principal executive offices)
                                 (212) 599-3510
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A common stock and Class B common stock outstanding as of October 17, 2001 was 6,226,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.

                         PART 1--FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1.     Financial Statements

            Consolidated Balance Sheets.................................    3

            Consolidated Statement of Operations........................    4

            Consolidated Statement of Stockholders' Equity
            (Deficiency)................................................    5

            Consolidated Statement of Cash Flows........................    6

            Notes to Consolidated Financial Statements..................   7-14

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  15-22

                           PART II--OTHER INFORMATION

Item 1.     Legal Proceedings...........................................    23

Item 2.     Changes in Securities and Use of Proceeds...................    23

Item 3.     Defaults Upon Senior Securities.............................    23

Item 4.     Submission of Matters to a Vote of Security Holders.........    23

Item 5.     Other Information...........................................    23

Item 6.     Exhibits and Reports on Form 8-K............................    23

Signatures..............................................................    24

PART 1--FINANCIAL INFORMATION

ITEM. 1 FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $     177,000   $    862,000
  Cash held in investment, restricted.......................        788,000        802,000
  Marketable securities, available for sale.................             --      1,895,000
  Accounts receivable, net of allowance of $355,000 and
    $338,000 in 2001 and 2000, respectively.................      5,182,000      4,716,000
  Interest receivable.......................................          3,000         38,000
  Prepaid expenses and other current assets.................        495,000        981,000
                                                              -------------   ------------
    Total current assets....................................      6,645,000      9,294,000
Property and equipment, net.................................      6,355,000      7,148,000
Intangibles, net............................................    108,011,000    110,476,000
Deferred financing fees.....................................      2,257,000      2,747,000
Other assets................................................        207,000        181,000
                                                              -------------   ------------
    Total assets............................................  $ 123,475,000   $129,846,000
                                                              =============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $   2,164,000   $  1,337,000
  Accrued expenses..........................................      1,608,000      2,138,000
  Interest payable..........................................     10,815,000             --
  Promissory note to related party..........................      2,235,000             --
  Other current liabilities.................................         40,000         36,000
                                                              -------------   ------------
    Total current liabilities...............................     16,862,000      3,511,000
                                                              -------------   ------------
Senior Discount Notes.......................................    174,000,000    170,296,000
Other long term liabilities.................................        750,000        621,000
Deferred income tax liabilities.............................      2,301,000      2,347,000
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 2001 and
    2000....................................................             --             --
  Common Stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,226,817
    shares in 2001 and 2000.................................         62,000         62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2001 and 2000.................................         83,000         83,000
  Additional paid-in capital................................     29,492,000     29,492,000
  Other comprehensive loss..................................             --         (9,000)
  Accumulated deficit.......................................   (100,075,000)   (76,557,000)
                                                              -------------   ------------
  Net stockholders' equity (deficiency).....................    (70,438,000)   (46,929,000)
                                                              -------------   ------------
    Total liabilities and stockholders' equity
      (deficiency)..........................................  $ 123,475,000   $129,846,000
                                                              =============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                           -------------------------   ---------------------------
                                              2001          2000           2001           2000
                                           -----------   -----------   ------------   ------------
Gross revenues...........................  $ 6,702,000   $ 7,708,000   $ 17,869,000   $ 20,685,000
  Less: commissions and fees.............      691,000       834,000      1,803,000      2,350,000
                                           -----------   -----------   ------------   ------------
    Net revenues.........................    6,011,000     6,874,000     16,066,000     18,335,000
Operating expenses:
  Station operating expenses, excluding
    depreciation and amortization........    5,110,000     6,692,000     16,731,000     19,770,000
  Internet and publishing expenses,
    excluding depreciation and
    amortization.........................      321,000       432,000      1,194,000      1,052,000
  Corporate, general and administrative
    expenses.............................    1,018,000       983,000      2,752,000      2,957,000
  Cost of abandonment of station
    acquisition agreement................           --            --             --        550,000
  Depreciation and amortization..........    1,266,000     1,207,000      3,786,000      3,633,000
                                           -----------   -----------   ------------   ------------
    Total operating expenses.............    7,715,000     9,314,000     24,463,000     27,962,000
                                           -----------   -----------   ------------   ------------
      Operating loss.....................   (1,704,000)   (2,440,000)    (8,397,000)    (9,627,000)

Other income (expenses):
  Interest income........................        8,000        69,000         42,000        251,000
  Interest expense.......................   (5,180,000)   (4,634,000)   (15,016,000)   (13,550,000)
  Other, net.............................     (147,000)        8,000       (194,000)       (90,000)
                                           -----------   -----------   ------------   ------------
    Total other expenses.................   (5,319,000)   (4,557,000)   (15,168,000)   (13,389,000)
Loss before income taxes.................   (7,023,000)   (6,997,000)   (23,565,000)   (23,016,000)
Income tax benefit, net..................       15,000        15,000         47,000         47,000
                                           -----------   -----------   ------------   ------------
  Net Loss...............................  $(7,008,000)  $(6,982,000)  $(23,518,000)  $(22,969,000)
                                           ===========   ===========   ============   ============
Basic and diluted loss per share:
  Net loss...............................  $     (0.48)  $     (0.48)  $      (1.62)  $      (1.59)
                                           ===========   ===========   ============   ============
Weighted average shares outstanding......   14,477,275    14,477,275     14,477,275     14,473,868
                                           ===========   ===========   ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                           CLASS A AND CLASS B
                               COMMON STOCK         ADDITIONAL        OTHER
                         ------------------------     PAID-IN     COMPREHENSIVE    ACCUMULATED
                           SHARES       AMOUNT        CAPITAL         LOSS           DEFICIT         TOTAL
                         ----------   -----------   -----------   -------------   -------------   ------------
Balance at
  December 31, 2000....  14,477,275   $   145,000   $29,492,000      $(9,000)     $ (76,557,000)  $(46,929,000)
Unrealized gain on
  marketable
  securities...........          --            --            --        9,000                 --          9,000
Net loss...............          --            --            --           --        (23,518,000)   (23,518,000)
                         ----------   -----------   -----------      -------      -------------   ------------
Balance at
  September 30, 2001...  14,477,275   $   145,000   $29,492,000      $    --      $(100,075,000)  $(70,438,000)
                         ==========   ===========   ===========      =======      =============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(23,518,000)  $(22,969,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     3,786,000      3,633,000
    Non cash interest.......................................     4,194,000     13,516,000
    Non cash change in other comprehensive loss.............         9,000         89,000
    Deferred income taxes...................................       (46,000)       (47,000)
    Loss on sale of fixed assets............................         2,000             --
    Employment stock incentives.............................            --         34,000
    Change in operating assets and liabilities, net of
      acquisitions:
      (Increase) decrease in assets:
        Accounts receivable.................................      (466,000)       664,000
        Interest receivable.................................        35,000        453,000
        Prepaid expenses and other current assets...........       486,000       (176,000)
        Other assets........................................       (26,000)      (107,000)
    Increase (decrease) in liabilities:
        Accounts payable....................................       827,000        (43,000)
        Accrued expenses....................................      (530,000)    (1,253,000)
        Interest payable....................................    10,815,000             --
        Other liabilities...................................       133,000        (36,000)
                                                              ------------   ------------
        Net cash used in operating activities...............    (4,299,000)    (6,242,000)
                                                              ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................      (552,000)      (985,000)
  Sales of marketable securities............................     1,895,000      4,516,000
  Decrease in cash held in restricted investment............        14,000        920,000
  Decrease in cash held in escrow...........................            --        275,000
  Cash received for radio stations sold.....................            --        352,000
  Cash received for disposal of fixed assets................        22,000             --
        Net cash provided by investing activities...........     1,379,000      5,078,000
Cash flows from financing activities:
  Cash received from issuance of promissory note to related
    party...................................................     2,235,000             --
  Repayment of promissory notes.............................            --       (881,000)
                                                              ------------   ------------
        Net cash provided by (used in) financing
          activities........................................     2,235,000       (881,000)
                                                              ------------   ------------
        Change in cash and cash equivalents.................      (685,000)    (2,045,000)
Cash and cash equivalents at beginning of period............       862,000      2,431,000
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $    177,000   $    386,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The Company owns and operates radio stations in four (three, as of October 31, 2001, see Note 6) of the largest radio markets in the United States. The Company's radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of September 30, 2001 and the results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the three and nine months ended
September 30, 2001 and 2000, the Company had losses from continuing operations. The Company had antidilutive options amounting to 1,833,000 and 1,850,250 at September 30, 2001 and 2000, respectively, which were not included in the computation of diluted EPS.

                              BIG CITY RADIO, INC.

3. RECENT ACCOUNTING DISCLOSURES

    ACCOUNTING FOR DERIVATIVES

    In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued.
SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. In June 2000, SFAS 138 was issued which addresses a limited number of issues causing implementation difficulties for numerous entities that have applied SFAS 133. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. The Company adopted SFAS No. 133 and 138 as of January 1, 2001. The adoption of SFAS No. 133 and 138 did not have a material impact on the financial position or results of operations of the Company.

    BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.
SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

    The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

    SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in business combinations accounted for using the purchase method, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                              BIG CITY RADIO, INC.

3. RECENT ACCOUNTING DISCLOSURES (CONTINUED)
    In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,048,000, unamortized identifiable intangible assets in the amount of $76,362,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill and intangible assets was $3,293,000 and $2,466,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
     DISPOSED OF

    In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121") and the accounting and reporting provisions of APB Opinion
No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

    The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provision for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's

                              BIG CITY RADIO, INC.

3. RECENT ACCOUNTING DISCLOSURES (CONTINUED) financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

4. SENIOR DISCOUNT NOTES

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, of 11 1/4% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its previous credit facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and the remaining proceeds were used for general working capital purposes. On March 15, 2001, the Notes commenced accruing interest at 11 1/4% per annum, which interest is payable in cash, semi-annually, commencing September 15, 2001. The semi-annual payment is $9.8 million. The Company made the initial interest payment, together with applicable additional interest, on October 12, 2001. (See Note 5).

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

    All of the then existing Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station Subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies formed at the request of the lenders under the Credit Facility for the sole purpose of holding the Company's Federal Communications Commission ("FCC") radio licenses. Big City Radio-Phoenix, L.L.C. was created in December 1998 upon signing the letter of intent to purchase the broadcast radio properties in Phoenix. The operating agreements for the Station Subsidiaries limit the activities of these companies to owning the FCC radio licenses. Odyssey Traveling Billboards, Inc. owns and operates certain vehicles used to advertise for the Company's radio stations. Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey Travelling Billboards, Inc. is similarly a special purpose corporation with no income and only expenses.

    The covenants in the Notes, the Indenture and the Revolving Credit Facility (as such term is defined below) do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Accordingly, set forth below is certain condensed consolidating financial information for the parent company of Big City Radio, Inc. and its Subsidiary Guarantors, as of September 30, 2001 and for the nine months ended
September 30, 2000 and 2001.

                              BIG CITY RADIO, INC.

                          CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 2001

                                                       SUBSIDIARY                    CONSOLIDATION
                                         PARENT        GUARANTORS      SUB-TOTAL      ADJUSTMENTS     CONSOLIDATED
                                      -------------   ------------   -------------   --------------   -------------
Assets
Current Assets
  Cash and cash equivalents.........  $     177,000   $         --   $     177,000   $           --   $     177,000
  Cash held in investment,
    restricted......................        788,000             --         788,000               --         788,000
  Accounts receivable, net of
    allowance.......................      5,182,000             --       5,182,000               --       5,182,000
  Interest receivable...............          3,000             --           3,000               --           3,000
  Prepaid expenses and other current
    assets..........................        495,000             --         495,000               --         495,000
                                      -------------   ------------   -------------   --------------   -------------
    Total current assets............      6,645,000             --       6,645,000               --       6,645,000
Property and equipment, net.........      6,355,000             --       6,355,000               --       6,355,000
Investment in, and advances to
  subsidiaries......................    106,919,000             --     106,919,000     (106,919,000)             --
Intangibles, net....................      1,092,000    106,919,000     108,011,000               --     108,011,000
Deferred financing fees, net........      2,257,000             --       2,257,000               --       2,257,000
Other assets........................        207,000             --         207,000               --         207,000
                                      -------------   ------------   -------------   --------------   -------------
Total assets........................  $ 123,475,000   $106,919,000   $ 230,394,000   $ (106,919,000)  $ 123,475,000
                                      =============   ============   =============   ==============   =============
Liabilities and stockholders' equity
  (deficiency)
  Accounts payable..................  $   2,164,000   $         --   $   2,164,000   $           --   $   2,164,000
  Accrued expenses..................      1,608,000             --       1,608,000               --       1,608,000
  Interest payable..................     10,815,000             --      10,815,000               --      10,815,000
  Promissory notes to related
    party...........................      2,235,000             --       2,235,000               --       2,235,000
  Other current liabilities.........         40,000             --          40,000               --          40,000
                                      -------------   ------------   -------------   --------------   -------------
    Total current liabilities.......     16,862,000             --      16,862,000               --      16,862,000
Long-term liabilities
  Senior discount notes.............    174,000,000             --     174,000,000               --     174,000,000
  Deferred income tax liabilities
    and other long-term
    liabilities.....................      3,051,000             --       3,051,000               --       3,051,000
  Intercompany balances.............             --    109,126,000     109,126,000     (109,126,000)             --
                                      -------------   ------------   -------------   --------------   -------------
  Total long-term liabilities.......    177,051,000    109,126,000     286,177,000     (109,126,000)    177,051,000
Stockholders' equity (deficiency)
  Preferred and common stock, and
    additional paid-in capital......     29,637,000             --      29,637,000               --      29,637,000
  Accumulated deficit...............   (100,075,000)    (2,207,000)   (102,282,000)       2,207,000    (100,075,000)
                                      -------------   ------------   -------------   --------------   -------------
Total liabilities and stockholders'
  equity (deficiency)...............  $ 123,475,000   $106,919,000   $ 230,394,000   $ (106,919,000)  $ 123,475,000
                                      =============   ============   =============   ==============   =============

                              BIG CITY RADIO, INC.
                     CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                      SUBSIDIARY                   CONSOLIDATION
                                         PARENT       GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                      ------------   ------------   ------------   -------------   ------------
Gross revenues......................  $ 20,685,000   $         --   $ 20,685,000   $         --    $ 20,685,000
Less commissions and fees...........     2,350,000             --      2,350,000             --       2,350,000
                                      ------------   ------------   ------------   ------------    ------------
Net revenues........................    18,335,000             --     18,335,000             --      18,335,000

Operating expenses:
  Station operating expenses,
    excluding depreciation and
    amortization....................    19,770,000             --     19,770,000             --      19,770,000
  Internet and publishing, excluding
    depreciation and amortization...     1,052,000             --      1,052,000             --       1,052,000
  Corporate, general and
    administrative expense..........     2,957,000             --      2,957,000             --       2,957,000
  Cost of abandonment of station
    acquisition agreement...........       550,000             --        550,000             --         550,000
  Depreciation and amortization.....     1,400,000      2,233,000      3,633,000             --       3,633,000
                                      ------------   ------------   ------------   ------------    ------------
    Total operating expenses........    25,729,000      2,233,000     27,962,000             --      27,962,000
      Operating loss................    (7,394,000)    (2,233,000)    (9,627,000)            --      (9,627,000)

Other income (expenses)
  Interest income...................       251,000             --        251,000             --         251,000
  Interest expense..................   (13,550,000)            --    (13,550,000)            --     (13,550,000)
  Other, net........................       (90,000)            --        (90,000)            --         (90,000)
                                      ------------   ------------   ------------   ------------    ------------
    Total other expenses............   (13,389,000)            --    (13,389,000)            --     (13,389,000)

Loss before income tax benefit, and
  equity in losses of Subsidiary
  Guarantors                           (20,783,000)    (2,233,000)   (23,016,000)            --     (23,016,000)
Income tax benefit, net.............        47,000             --         47,000             --          47,000
                                      ------------   ------------   ------------   ------------    ------------
Loss before equity in losses of
  Subsidiary Guarantors.............   (20,736,000)    (2,233,000)   (22,969,000)            --     (22,969,000)
Equity in net losses of Subsidiary
  Guarantors........................    (2,233,000)            --     (2,233,000)     2,233,000              --
                                      ------------   ------------   ------------   ------------    ------------
Net loss............................  $(22,969,000)  $ (2,233,000)  $(25,202,000)  $  2,233,000    $(22,969,000)
                                      ============   ============   ============   ============    ============

                              BIG CITY RADIO INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                           SUBSIDIARY                   CONSOLIDATION
                                              PARENT       GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                           ------------   ------------   ------------   -------------   ------------
Gross revenues...........................  $ 17,869,000   $         --   $ 17,869,000   $         --    $ 17,869,000
Less commissions and fees................     1,803,000             --      1,803,000             --       1,803,000
                                           ------------   ------------   ------------   ------------    ------------

Net revenues.............................    16,066,000             --     16,066,000             --      16,066,000
Operating expenses:
  Station operating expenses, excluding
    depreciation and amortization........    16,731,000             --     16,731,000             --      16,731,000
  Internet and publishing, excluding
    depreciation and amortization........     1,194,000             --      1,194,000             --       1,194,000
  Corporate, general and administrative
    expense..............................     2,752,000             --      2,752,000             --       2,752,000
  Depreciation and amortization..........     1,579,000      2,207,000      3,786,000             --       3,786,000
                                           ------------   ------------   ------------   ------------    ------------
  Total operating expenses...............    22,256,000      2,207,000     24,463,000             --      24,463,000
                                           ------------   ------------   ------------   ------------    ------------
      Operating loss.....................    (6,190,000)    (2,207,000)    (8,397,000)            --      (8,397,000)

Other income (expenses)
  Interest income........................        42,000             --         42,000             --          42,000
  Interest expense.......................   (15,016,000)            --    (15,016,000)            --     (15,016,000)
  Other, net.............................      (194,000)            --       (194,000)            --        (194,000)
                                           ------------   ------------   ------------   ------------    ------------
      Total other expenses...............   (15,168,000)            --    (15,168,000)            --     (15,168,000)

Loss before income tax benefit, and
  equity in losses of Subsidiary
  Guarantors                                (21,358,000)    (2,207,000)   (23,565,000)            --     (23,565,000)
Income tax benefit, net..................        47,000             --         47,000             --          47,000
                                           ------------   ------------   ------------   ------------    ------------
Loss before equity in losses of
  Subsidiary Guarantors..................   (21,311,000)    (2,207,000)   (23,518,000)            --     (23,518,000)
Equity in net losses of Subsidiary
  Guarantors.............................    (2,207,000)            --     (2,207,000)     2,207,000              --
                                           ------------   ------------   ------------   ------------    ------------
Net loss.................................  $(23,518,000)  $ (2,207,000)  $(25,725,000)  $  2,207,000    $(23,518,000)
                                           ============   ============   ============   ============    ============

    The summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

5.  SUBSEQUENT EVENTS.

    On October 12, 2001, the Company obtained a new term loan facility (the "New Facility") in the amount of $15,000,000. This New Facility was obtained by the assignment of the Company's Revolving Credit Facility (the "Existing Credit Facility") from the Company's existing bank lender to a new lender. The New Facility, which was repaid on October 31, 2001, bore interest at the rate of LIBOR plus 3%, or a Base Rate plus 2% at the option of the Company. Net proceeds of the New Facility were used to pay the semi-annual interest on its Senior Discount Notes, and to repay indebtedness under a Promissory Note (see discussion of liquidity and going concern in Note 6, below).

    On October 31, 2001, the Company completed the sale of its four Phoenix radio station properties, KEDJ-FM, KDDJ-FM, KBZR-FM and KSSL-FM, to Hispanic Broadcasting Corporation for an aggregate cash purchase price of $34,000,000. Proceeds from this sale were used to repay indebtedness under the New Facility and will be used to fund the ongoing operations of the Company. The Company has the ability to reinvest the proceeds in like-assets for a period of up to one year from the date of this asset sale. Thereafter, any proceeds not reinvested must be used to make an offer to repurchase the Senior Discount Notes.

                              BIG CITY RADIO INC.

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

6.  LIQUIDITY AND GOING CONCERN

    The Company has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of its radio stations. In addition, since the majority of its broadcast properties are in the early stages of developing, either as a result of them being recent purchases, or as a result of them being recently reformatted, the Company expects to generate significant net losses for the foreseeable future, as it continues to expand its presence in its markets. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying unaudited consolidated financial statements as a result of this uncertainty.

    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its Existing Facility. The lender declined to permit the Company to draw on this Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Existing Facility, the Company issued a promissory note (the "Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from an affiliate of the Company in order to meet the Company's short-term working capital needs. The amount outstanding under the Promissory Note bore interest equal to the lower of
(i) JP Morgan Chase's prime rate plus 2.00% or (ii) the highest rate permitted by New York Law, and it was due upon demand. As of September 30, 2001, the amount outstanding under the Promissory Note was $2,235,000. Accrued interest expense on the Promissory Note for the nine months ended September 30, 2001 was $46,000. All amounts payable under the Promissory Note were repaid on October 12, 2001 (see Note 5, above).

    Cash interest commenced accruing on the Company's Senior Discount Notes on March 15, 2001 and is payable semi-annually commencing September 15, 2001. The Company failed to make the initial interest payment on September 15, 2001, however, under the terms of the Senior Discount Notes' Indenture, there is a grace period of thirty days in which to pay the interest due. On October 12, 2001 the Company obtained the New Facility (see Note 5, above), and used the proceeds from borrowing under this New Facility to pay the September 15, 2001 Senior Discount Note interest and applicable additional interest, and to repay the indebtedness and accrued interest on the Promissory Note to an affiliate.

    On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34.0 million. The Company used a portion of the proceeds from this sale to repay indebtedness under the New Facility and will use the remainder to fund ongoing operations. Management believes the proceeds from the sale of the Phoenix Stations will provide sufficient capital to satisfy its short-term liquidity. However, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt services. Management believes that its long-term liquidity can be satisfied through a combination of i) achieving positive operating results and cash flows through revenue growth and control of operating expenses and ii) the implementation and execution of its strategy to build a major broadcast group, and (iii) the raising of additional equity and/or the restructuring of the Notes. It should be noted that there is no guarantee that the Company will be able to raise additional equity or restructure the Notes. As described in
Note 5, the Company has the ability to reinvest the proceeds of $34 million from the sale of the Phoenix Stations in like-assets for a period of up to one year from the date of this asset sales. Thereafter, any proceeds not reinvested must be used to make an offer to repurchase the Senior Discount Notes. As described above, the Company used a portion of the proceeds to repay indebtedness under the New Facility and will use the remainder to fund ongoing operations. The Company is currently considering all available options to repay such amounts, if required, to the bondholders. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

    GENERAL

    Throughout the periods reported upon in this quarterly report on Form 10-Q, the Company owned and operated radio stations in four of the largest radio markets in the United States (subsequent to the period end on October 31, 2001, the Company sold its broadcast assets in the Phoenix market (see Note 5 to the consolidated financial statements)). The Company's radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

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

    In the Phoenix area, the Company owned four radio stations, KEDJ-FM on 106.3 FM, KDDJ-FM on 100.3 FM, and KBZR-FM on 106.5, all trimulcasting the modern rock format known as "The Edge" with the Howard Stern morning show. KEDJ-FM and KDDJ-FM were acquired on July 30, 1999. On September 22, 1999 the Company acquired KBZR-FM and added it to "The Edge" stations to form a trimulcast. On September 28, 1999, the Company acquired KSSL-FM. In February 2000, the Company began operating KSSL-FM as a stand-alone radio station broadcasting its Hispanic contemporary hit radio format of "Que Buena". In April 2001, the company renamed the station, "Viva 105.3" ("The Edge" stations and "Viva 105.3" are collectively referred to herein as the "Phoenix Stations"). On October 31, 2001, the Company completed the sale of its four radio stations to Hispanic Broadcasting Corporation.

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

   THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

    NET REVENUES for the three months ended September 30, 2001 were $6,011,000 compared with $6,874,000 for the three months ended September 30, 2000, a decrease of $863,000 or 12.6%. This decrease was due primarily to (i) decreased net revenues at the Chicago Stations compared to the same period in 2000 resulting from their change in formats in January 2001, (ii) decreased net revenues at the New York stations compared to the same period in 2000, resulting from an adverse competitive environment and the overall decline in revenues in the New York City Market, and (iii) decreased net revenues at "The Edge" in Phoenix compared to the same period in 2000, resulting from a reduced concert schedule in 2001. This decrease was partially offset by increased net revenues of the LA Stations which began broadcasting their current Hispanic contemporary hit radio format in December 1999, and $128,000 publishing revenues for the three months ended September 30, 2001,compared to no revenues for this acquired business in the 2000 period.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended September 30, 2001 were $5,110,000 compared with $6,692,000 for the three months ended September 30, 2000, a decrease of $1,582,000 or 23.6%. This decrease was due principally to the reduction in operating expenses for the all Stations, and reduced concert expenses for "The Edge" in Phoenix as a result of its reduced concert schedule.

    INTERNET AND PUBLISHING OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended September 30, 2001 were $321,000 compared with $432,000 for the three months ended September 30, 2000, a decrease of $111,000 or 25.7%. This decrease was due principally to the reduction in operating expenses for the Internet operation.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2001 were $1,018,000 compared with $983,000 for the three months ended September 30, 2000, an increase of $35,000, or 3.6%. The increase was primarily attributable to higher legal expenses, partially offset by lower personnel costs in 2001.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended
September 30, 2001 were $1,266,000 compared with $1,207,000 for the three months ended September 30, 2000, an increase of $59,000, or 4.9%. This increase was due primarily to capital expenditures by Hispanic Internet Holdings, Inc. and the Phoenix "Viva 105.3" stations during the second half of 2000.

    INTEREST EXPENSE for the three months ended September 30, 2001 was $5,180,000 compared with $4,634,000 for the three months ended September 30, 2000, an increase of $546,000, or 11.8%. This increase reflects i) additional interest resulting from the higher accreted principal amount of the Notes for the quarter ended September 30, 2001 when compared to the quarter ended September 30, 2000, and ii) interest incurred on the Promissory Note to an affiliate of the Company during the three months ended September 30, 2001. Partially offsetting the increase in interest expense was a decrease in interest payable relating to promissory notes issued from the acquisition of WWYY-FM and WRNJ-AM in August 1998, which were repaid on August 1, 2000. In the three months ended September 30, 2001 and 2000, the average outstanding total debt for the Company was $175,692,000 and $166,007,000 respectively. The average rate of interest on the outstanding debt was 11.79% and 11.16%, respectively. Interest income for the three months ended September 30, 2001 was $8,000 compared with $69,000 for the three months ended September 30, 2000. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the three months ended September 30, 2001 were $7,008,000 compared with $6,982,000 for the three months ended September 30, 2000. The increase in net loss of $26,000 was primarily attributable to higher net interest expenses, lower net revenues, and higher corporate, general and administrative expenses, partially offset by the decrease in station operating expenses and internet and publishing expenses, compared to the corresponding quarter in 2000.

    NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED
     SEPTEMBER 30, 2000

    NET REVENUES for the nine months ended September 30, 2001 were $16,066,000 as compared with $18,335,000 for the nine months ended September 30, 2000, a decrease of $2,269,000 or 12.4%. This decrease was due primarily to
(i) decreased net revenues at the Chicago Stations compared to the same period in 2000 resulting from their change in formats in January 2001, (ii) decreased net revenues at the New York Stations compared to the same period in 2000, resulting from an adverse competitive environment and the overall decline in revenues in the New York City Market, and (iii) decreased net revenues at "The Edge" in Phoenix compared to the same period in 2000, resulting from a reduced concert schedule in 2001. This decrease was partially offset by increased net revenues of the LA Stations which began broadcasting their current Hispanic contemporary hit radio format in December 1999, and $361,000 publishing revenues for the nine months ended September 30, 2001, compared with no revenues for this acquired business the 2000 period.

    STATIONS OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the nine months ended September 30, 2001 were $16,731,000 as compared with $19,770,000 for the nine months ended September 30, 2000, a decrease of $3,039,000 or 15.4%. This decrease was due principally to the reduction in operating expenses for the New York and Chicago Stations, and reduced concert expenses for "The Edge" in Phoenix as a result of its reduced concert schedule, partially offset by operating expenses for Independent Radio Reps, LLC which was formed in November 2000.

    INTERNET AND PUBLISHING OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the nine months ended September 30, 2001 were $1,194,000 compared with $1,052,000 for the nine months ended September 30, 2000, an increase of $142,000 or 13.5%. This increase was due to the expansion of TodoAhora.com, which was formally launched on May 5, 2000, and the magazine publishing business which was acquired on November 8, 2000.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2001 were $2,752,000 compared with $2,957,000 for the nine months ended September 30, 2000, a decrease of $205,000, or 6.9%. The decrease was primarily attributable to lower personnel costs in 2001.

    COST OF ABANDONMENT ON STATION ACQUISITION AGREEMENT was the result of the cancellation of a signed agreement whereby the assets of radio station KLVA-FM, Casa Grande, Arizona would have been exchanged for the assets of radio station KDDJ-FM, Globe, Arizona. On signing of the acquisition agreement, the Company deposited $275,000 into an escrow account in April 1999. In February 2000, the Company paid the balance in the escrow account and an additional amount of $275,000, totaling $550,000 to cancel the signed KLVA-FM acquisition agreement. The decision to abandon the transaction was made in response to a change in the engineering enhancement plan for the Company's Phoenix radio licenses. There were no such expenses for the nine months ended September 30, 2001.

    DEPRECIATION AND AMORTIZATION EXPENSES for the nine months ended
September 30, 2001 were $3,786,000 compared with $3,633,000 for the nine months ended September 30, 2000, an increase of $153,000 or 4.2%. This increase was due primarily to capital expenditures by Hispanic Internet Holdings, Inc. and the Phoenix "Viva 105.3" stations during the second half of 2000.

    INTEREST EXPENSE for the nine months ended September 30, 2001 was $15,016,000 compared with $13,550,000 for the nine months ended September 30, 2000, an increase of $1,466,000, or 10.8%. This increase reflects i) additional interest resulting from the accreted principal amount of the Notes for the nine months ended September 30, 2001 when compared to the nine months ended
September 30, 2000, ii) interest incurred on the Promissory Note to an affiliate of the Company during the nine months ended September 30, 2001. Partially offsetting the increase in interest expense was a decrease in interest payable relating to promissory notes issued from the acquisition of WWYY-FM and WRNJ-AM in August 1998, which were repaid on August 1, 2000. In the nine months ended September 30, 2001 and 2000, the average outstanding total debt for the Company was $174,391,000 and $160,123,000 respectively. The average rate of interest on the outstanding debt was 10.78% and 11.28%, respectively. Interest income for the nine months ended September 30, 2001 was $42,000 compared with $251,000 for the nine months ended September 30, 2000. This decrease was a result of lower average balance of investments in marketable securities.

    NET LOSSES for the nine months ended September 30, 2001 were $23,518,000 compared with $22,969,000 for the nine months ended September 30, 2000. The increase in net loss of $549,000 was primarily attributable to the decrease in net revenues, and higher net interest expenses, and the start-up operations of Internet and publishing business in 2001, partially offset by lower station operating expenses, and lower corporate, general and administrative expenses, compared to the corresponding nine months ended September 30, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has reported net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of the LA Stations, the New York Stations, the Chicago Stations, and the

Phoenix Stations and depreciation and amortization charges relating to the Company's acquisition of radio stations, as well as interest charges on its outstanding debt. In addition, because certain of its broadcast properties and the internet operations are in the early stages of development, the Company expects to generate significant net losses as it continues to expand its presence in its markets for the foreseeable future. As a result, working capital needs have been met by borrowings, including loans from Stuart and Anita Subotnick ("the Principal Stockholders") (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Company's initial public offering in December 1997), borrowings under the previous and current credit facilities and the issuance of the Company's Senior Discount Notes.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In both the nine months ended September 30, 2001 and 2000, the Company used cash in its operations. In the nine months ended September 30, 2001, the deficit was predominantly due to operating losses of the New York and Chicago Stations, and the start-up operations of the internet and publishing businesses and Independent Radio Reps, LLC. In the nine months ended September 30, 2000, the deficit was predominantly due to the start-up operating losses of the LA Stations after their conversion to the Viva 107.1 format and of Hispanic Internet Holdings, Inc.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $552,000 and $985,000 for the nine months ended September 30, 2001 and 2000, respectively. These expenditures primarily reflect costs associated with technical improvements at the Company's stations, in particular, the expansion of the studio and broadcast facilities, and computer support equipment. In each of the nine months ended September 30, 2001 and 2000, the Company sold marketable securities of $1,895,000 and $4,516,000, respectively, to generate cash for general working capital purposes.

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

    The Notes were issued at an original issue discount and accreted in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually, to an aggregate principal amount of $174.0 million. Cash interest did not accrue on the Notes prior to March 15, 2001. Since March 15, 2001 interest on the Notes has been accruing at a rate of 11 1/4% per annum and is payable in cash semi-annually, commencing September 15, 2001. The semi-annual interest payment is $9.8 million. The Company did not make the initial semi-annual interest payment of $9.8 million on September 15, 2001, but utilized the thirty day grace period permitted under the terms of the Indenture to secure a New Facility (see below). The initial semi-annual interest payment was paid, together with applicable additional interest, on October 12, 2001 using the proceeds of the New Facility.

    The Notes will mature on March 14, 2005 but may be redeemed after March 15, 2001 at the option of the Company, in whole or in part, at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15, 2002, 2003 and 2004, respectively.

    Holders of the Notes have the right to require the Company to make an offer to repurchase their Notes upon a "change of control" of the Company, at a price equal to 101% of the principal amount of such Notes plus accrued and unpaid interest, if any, to the date of purchase. A "change of control" for purposes of the Notes is deemed to occur (i) when any person other than the Principal Stockholders, the management and their affiliates (the "Permitted Holders"), becomes the owner of more than 35% of the total voting power of the Company's stock and the Permitted Holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to elect a majority of the Company's Board of Directors, (ii) when the Board of Directors does not consist of a majority of continuing directors, (iii) upon the occurrence of a sale or transfer of all or substantially all of the assets of the Company taken as a whole, or (iv) upon the adoption by the stockholders of a plan for the liquidation or dissolution of the Company.

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's "Restricted Subsidiaries", as defined in the Indenture governing the Notes; as of September 30, 2001, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants and other restrictions with which the Company and its Restricted Subsidiaries must comply, including restrictions on the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, restriction on distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets.

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

    Cash interest commenced accruing on the Company's Senior Discount Notes on March 15, 2001 and is payable semi-annually commencing September 15, 2001. The Company failed to make the initial interest payment on September 15, 2001, however, under the terms of the Senior Discount Notes' Indenture, a grace period of thirty days exists in which to pay the interest due. On October 12, 2001 the Company obtained the New Facility (see Note 5 to the Consolidated Financial Statements, above), and used the proceeds from borrowing under this New Facility to pay the September 15, 2001 Senior Discount Note interest, applicable additional interest, and the indebtedness and accrued interest on the Promissory Note, at that date.

    In connection with the consummation of the Notes Offering, the Company entered into a revolving credit facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's radio stations' positive rolling four quarter broadcast cash flow (the "Revolving Credit Facility") and subject to compliance with certain financial and operational covenants. The Revolving Credit Facility was to mature on the fifth anniversary of March 17, 1998 and amounts outstanding under the Revolving Credit Facility bore interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin was initially 2.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin was 3.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility were secured by a pledge of substantially all of the Company's and its Station Subsidiaries' assets. In each of the nine months ended September 30, 2001 and 2000, the Company paid $55,000 and $54,000, respectively, in fees based on the aggregate unused portion of the facility. The Revolving Credit Facility contained customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults, and defaults upon the revocation of any of the Company's broadcast licenses. The Revolving Credit Facility also provided that an event of default would occur upon the occurrence of a "change of control" as defined in the Revolving Credit Facility. For purposes of the Revolving Credit Facility, a change of control would occur when (i) any person or group other than the

Principal Stockholders and their affiliates obtains the power to elect a majority of the Board of Directors, (ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses, or
(iii) the Board of Directors does not consist of a majority of continuing directors, as defined.

    As of September 30, 2001, the Company was in compliance with all material covenants and restrictions under the Revolving Credit Facility, with the exception that the Independent Auditors' Report for the year ended December 31, 2000 includes a "going concern" opinion. During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its Revolving Credit Facility (the "Existing Facility"). The lender declined to permit the Company to draw on this Existing Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." In response to its inability to draw down on the Existing Facility, on October 12, 2001, the Company obtained a new term loan facility ("the New Facility") in the amount of $15,000,000. This New Facility was obtained by the assignment of the Company's Revolving Credit Facility from the Company's existing bank lender to a new lender. The New Facility bore interest at the rate of LIBOR plus 3%, or a Base Rate plus 2%, at the option of the Company. Net proceeds of the New Facility were used to pay the semi-annual interest on its Senior Discount Notes, together with applicable additional interest thereon, and to repay indebtedness under the Promissory Note to an affiliate of the Company.

    The New Facility was a term facility containing certain financial and operational covenants and other restrictions with which the Company had to comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on sales of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes. The New Facility was repaid on October 31, 2001 with the proceeds from the sale of the Phoenix radio station properties (see below).

    On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34.0 million. The Company used a portion of the proceeds from this sale to repay indebtedness under the New Facility and will use the remainder to fund ongoing operations. At October 31, 2001, the Company had approximately
$19.0 million in cash and cash equivalents.

    The Company has entered into various employment contracts with twenty-four individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,919,000 in 2001, $1,246,000 in 2002, and $150,000 in 2003.

    The Company has never paid cash or stock dividends on shares of common stock. Furthermore, it intends to retain any future earnings for use in its business and does not anticipate paying dividends on shares of its common stock in the foreseeable future. As of the date of this report, the Company has no binding commitments for any acquisitions. The Company had available approximately $177,000 of cash and cash equivalents on hand at September 30, 2001.

    On October 31, 2001, the Company completed the sale of its four Phoenix radio stations for $34 million in cash. The Company used a portion of the proceeds from this sale to repay indebtedness under the New Facility. Management believes the net proceeds from the sale of the Phoenix Stations will provide sufficient capital to satisfy its short-term liquidity requirements. However, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. Management believes that its long-term liquidity can be satisfied through a combination of
i) achieving positive operating results and cash flows through revenue growth and control of operating expenses and ii) the implementation and execution of its growth strategy to acquire and build a major broadcast group, and (iii) the raising of additional equity and/or restructuring of the Notes. It should be noted that there is no guarantee the Company will be able to raise additional equity of restructure the Notes. As described in Note 5, the Company has the ability to reinvest the proceeds of $34 million from the sale of the Phoenix Stations in like-assets for a period of up to one year from the date of this asset sale. Thereafter, any proceeds not reinvested must be used to make an offer to repurchase the Senior Discount Notes. As described above, the Company used a portion of the proceeds to repay indebtedness under the New Facility and will use the remainder to fund ongoing operations. The Company is currently considering all available options to repay such amounts, if required, to the bondholders. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

    None.

ITEM 5--OTHER INFORMATION.

    None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.1                    Asset Purchase Agreement dated September 4, 2001 between Big
                          City Radio, Inc. and Hispanic Broadcasting Corporation.

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

Dated: November 14, 2001