Form 10-K
period 2001-12-31
BIG CITY RADIO INC
filed 2002-03-29
CIK 1046284

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

           FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM         TO         .

                        COMMISSION FILE NUMBER 001-13715

                           --------------------------

                              BIG CITY RADIO, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                            13-3790661
           (State or other jurisdiction of                      (I.R.S. Employer Identification
            incorporation or organization)                                  Number)

    110 EAST 42ND STREET, SUITE 1305, NEW YORK, NY                           10532
       (Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (212) 599-3510

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

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    On March 22, 2002 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's Class A Common Stock, as reported by the American Stock Exchange on such date, was $4,504,965.

    The number of shares of the Registrant's Class A Common Stock and Class B Common Stock outstanding as of March 22, 2002 was 6,226,817 and 8,250,458 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on June 5, 2002 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
                               TABLE OF CONTENTS

ITEM NO.                           DESCRIPTION                             PAGE
--------                           -----------                           --------
                                     PART I

Item 1.    Business....................................................         3

Item 2.    Properties..................................................        19

Item 3.    Legal Proceedings...........................................        20

Item 4.    Submission of Matters to a Vote of Security Holders.........        20

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................        20

Item 6.    Selected Financial Data.....................................        23

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................        24

Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................        37

Item 8.    Financial Statements and Supplementary Data.................        38

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................        71

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..........        72

Item 11.   Executive Compensation......................................        72

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................        72

Item 13.   Certain Relationships and Related Transactions..............        72

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................        73

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Big City Radio, Inc. ("Big City Radio" or the "Company") was formed in 1994 to acquire radio broadcast properties in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations. In order to accomplish this objective, the Company applies a variety of innovative broadcast engineering techniques to the radio broadcast properties it acquires, including Synchronized Total Market Coverage ("STMC-TM-"). STMC-TM- consists of acquiring two or more stations which broadcast on the same frequency and simulcasting their signals to achieve broad coverage of a targeted metropolitan market. In addition to STMC-TM-, the Company may employ other broadcast engineering techniques. These engineering techniques include acquiring suburban radio stations and moving the station's broadcast antenna closer to the metropolitan market ("move-ins") and acquiring high-power stations adjacent to major metropolitan markets and focusing such stations' broadcast signal into the metropolitan area.

    The Company's acquisition and engineering strategies enable it to provide near seamless coverage of major metropolitan markets at a significantly lower acquisition cost than is typically required to acquire a major market Class B station. Class B radio stations are defined by the Federal Communications Commission (the "FCC") as those facilities whose signal is predicted to cover a regional urban area. The Company currently owns and operates one STMC-TM-station combination in each of New York, Los Angeles, and two STMC-TM- station combinations in Chicago. New York, Los Angeles, and Chicago, are the three largest radio markets in the United States in aggregate advertising revenues.

    The Company's first targeted market was Los Angeles where the Company operates a three-station combination, which broadcasts as Viva 107.1, featuring a Hispanic contemporary hit radio format on the 107.1-FM frequency (the "Los Angeles Stations"). Viva 107.1 covers approximately 90% of the Arbitron diaries in the Los Angeles Arbitron Metro Survey Area ("MSA") as a result of an increase in its transmission power pursuant to the FCC Power Increase (as defined herein) which the Company implemented in the first quarter of 1998. The Company debuted Viva 107.1 in December 1999 as its first Hispanic station, and it earned a 1.0% share in the 12+ category as of the Fall 2001 Arbitron book. The Company acquired the Los Angeles Stations in May 1996 for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the Los Angeles MSA prior to such acquisition, as evidenced by reported transactions consummated after the deregulation initiated by the passage of the Telecom Act of 1996. See "Business Strategy" below.

    The Company's four stations in the New York MSA collectively broadcast as New CountryY107 ("Y-107 NY") on the 107.1-FM frequency (the "New York Stations"). Y-107 NY commenced operations in December 1996 as the only country music station covering the New York City market. Y-107 NY earned a 0.8% share in the 12+ category as of the Fall 2001 Arbitron book. Y-107 NY currently covers approximately 90% of the Arbitron diaries in the New York MSA as a result of an increase in its transmission power pursuant to the FCC Power Increase and implementation of other technical improvements, which the Company implemented during the third quarter of 1998. The Company acquired the four New York Stations for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the New York MSA prior to such acquisition, as evidenced by reported transactions consummated after the passage of the Telecom Act. See "Business Strategy" below.

    The Company owns two groups of stations in the Chicago MSA, forming its first duopoly (the "Chicago Stations"). Two stations collectively broadcast as Viva 103.1 on the 103.1-FM frequency. Viva

103.1 commenced operations in January 2001, broadcasting a Hispanic contemporary hit radio format. Throughout 2000, it operated as "The EightiesChannel." Viva
103.1 earned a 0.5% share in the 12+ category as of the Fall 2001 Arbitron book. Viva 103.1 currently covers approximately 85% of the Arbitron diaries in the Chicago MSA as a result of an increase in its transmission power pursuant to the FCC Power Increase and implementation of other technical improvements, which the Company implemented during the third quarter of 1999. This coverage is anticipated to approach 90% when further engineering enhancements that would be permitted by certain rule changes under consideration by the FCC take effect. The Company acquired the two stations comprising FM 103.1 for a combined purchase price which is significantly less than the reported purchase prices of Class B stations in the Chicago MSA, as evidenced by transactions consummated since the passage of the Telecom Act. See "Business Strategy" below.

    The second group of stations in the Chicago area currently comprises three stations, collectively broadcasting as Energy 92.7 and 5 ("Energy92") on the
92.7 and 92.5 FM frequencies. Energy92 commenced operations in January 2001 broadcasting a contemporary dance hit radio format. Energy 92 earned a 1.2% share in the 12+ category as of the Fall 2001 Arbitron book. Throughout 2000, it operated as 92 KISS FM, broadcasting a contemporary hit radio format. In
April 1998, the Company signed a definitive asset purchase agreement to acquire substantially all the assets of WDEK-FM and WLBK-AM, DeKalb, Illinois. The Company completed the acquisition in February 1999. The Company added WDEK-FM, which broadcasts on the 92.5 FM frequency, to the 92.7 stations. Together with the 92.7 FM frequency stations, WDEK-FM forms Energy92 in the Chicago area. Through use of the Company's STMC-TM- technology, WDEK-FM 92.5 was engineered to form part of the Energy92 synchronized station group. Energy92 currently covers approximately 90% of the Arbitron diaries in the Chicago MSA and is expected to increase its coverage to above this as a result of further engineering enhancements, subject to FCC approval.

    On November 1, 1999, the Company entered into a merger and registration rights agreement (the "Agreement") in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc. ("The Internet Company"), a privately held bilingual web site. The transaction was accounted for as a purchase. The Company issued 400,000 shares of its Class A Common Stock at a value of $4.00 per share. During December 2001, the Company decided to cease the development and operation of its Internet portal, TodoAhora.com. The decision was based upon management's evaluation of future revenue generation potential and the current resources needed to continue to develop and operate the portal. In December 2001, the Company wrote-off goodwill of $897,000 related to its internet operations. On November 8, 2000 the Company consummated a transaction in which the Company acquired substantially all of the assets and properties of (i) United Publishers of Florida, Inc., which owned and operated a Hispanic music trade magazine, "Disco", (ii) a graphic design business and (iii) the LatinMusicTrends.com website ((i), (ii), and (iii) are collectively referred to herein as "the acquired businesses"). This acquisition was accounted for as a purchase. The Company paid $250,000 at closing.

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

MANAGEMENT

    Mr. Stuart Subotnick, Chairman, is a founder of the Company. Mr. Subotnick contributes his financial, strategic and operational expertise gained through the development and operation of the numerous media and communications businesses that he and longtime partner John W. Kluge have controlled through Metromedia and its predecessor. Charles M. Fernandez is the President and Chief Executive Officer of the Company. Mr. Fernandez has also served as a director of the Company since November 1999. Previously, Mr. Fernandez served as Chairman of Hispanic Internet Holdings, Inc. from 1998 until its merger with Big City
Radio, Inc. Mr. Fernandez served as Executive Vice President and Director of Heftel Broadcasting Corp, up until its purchase by Clear Channel in late 1995. In addition to Mr. Subotnick and Mr. Fernandez, the Company has other experienced radio executives involved in all aspects of its operations, including engineering, sales, marketing, programming and finance. The Company believes that its quality management team will be instrumental in successfully implementing its business strategy.

    The principal executive offices of the Company are located at 110 East 42nd Street, Suite 1305, New York 10017. Its telephone number is (212) 599-3510.

STATIONS OPERATIONS

    The Company currently owns station groups in Los Angeles, New York, and Chicago, the three largest markets in the United States in terms of aggregate radio revenues. The Company chooses formats for its radio station properties, which it believes, offer the greatest ratings and revenue potential, and which have a strong competitive position. Los Angeles is one of the top U.S. Hispanic markets, and in December 1999 the Company commenced operations of Viva 107.1, a Hispanic contemporary hit radio format. In New York, the Company's station group operates as New Country Y107, the City's only country radio station. In
January 2001, the Company changed the format of both its Chicago station groups in response to market competition and strategic opportunities.

LOS ANGELES

    The Los Angeles market is the second largest Arbitron market in terms of population and the largest in terms of aggregate radio market revenues in the United States, with 2001 revenues of $794 million. From 1997 to 2001, radio advertising revenue in the Los Angeles MSA grew from $553 million to $794 million, a compound annual growth rate of 9.5%. Los Angeles is the first market in which the Company implemented STMC-TM-, with its acquisitions of three radio stations for an aggregate purchase price of $26.8 million. Viva 107.1 initially covered approximately 75% of the Arbitron diaries in the Los Angeles MSA and, as a result of an increase in its transmission power, which the Company implemented in the first quarter of 1998, Viva 107.1 increased its coverage to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked Los Angeles Class B stations. In addition to its coverage of the Los Angeles market, Viva
107.1 covers parts of the Ventura, Orange, Riverside-San Bernardino and San Diego markets.

    The Company believes that identifying the appropriate format in a particular market is crucial to the station's ability to achieve meaningful penetration of the market's listening audience and aggregate advertising revenues. After an extensive updated research study of the Los Angeles market in 1999, the Company launched a Hispanic contemporary hit radio format.

    The Company believes that to achieve Class B station equivalent Arbitron coverage and broadcast quality, extensive engineering expertise is required. In Los Angeles, the Company uses several advanced techniques to achieve what the Company believes to be substantially full coverage. In addition to the three stations, the Company uses a booster located in the San Fernando Valley to enhance its coverage of the market. The Company believes these engineering solutions have resulted in significantly broader coverage than traditional simulcasting.

NEW YORK

    The New York MSA is the largest Arbitron market in terms of population and the second largest in terms of aggregate radio market revenues in the United States, with 2001 revenues of $685 million. From 1997 to 2001, radio advertising revenue in the New York MSA grew from $524 million to $685 million, a compound annual growth rate of 6.9%. New York is the second market which the Company entered with its acquisitions of four radio stations for an aggregate purchase price of approximately $25 million. The Company has implemented STMC-TM- in New York as well and believes that it has created the equivalent of a New York
Class B station. Subsequent to the implementation of the planned power increase of the New York Stations and implementation of other technical improvements, which the Company completed by the end of the third quarter of 1998, the Arbitron diary coverage of Y-107 NY increased to approximately 90%. The Company believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked New York Class B stations.

    Y-107 NY has an exclusive format presence in New York, as the Company believes there are no other country music stations covering substantially all of the New York MSA. Country music is traditionally a very strong 25-54 demographic format.

CHICAGO

    The Chicago MSA is the third largest Arbitron market in terms of population and aggregate radio market revenues in the United States with 2001 revenues of $503 million. From 1997 to 2001, radio advertising revenue in the Chicago MSA grew from $389 million to $503 million, a compound annual growth rate of 6.6%. The Company has acquired five radio stations in the Chicago MSA for an aggregate purchase price of $34.2 million. Viva 103.1 broadcast throughout the year 2000 as The EightiesChannel, an Eighties music format. Viva 103.1 began broadcasting its contemporary Spanish music format in January 2001. Energy92 broadcast throughout the year 2000 as 92Kiss FM, a contemporary hit radio format on two
92.7 frequencies and one 92.5 frequency. In January 2001, the Company changed 92Kiss to a contemporary dance hit format, Energy92. Subsequent to certain technical improvements, subject to FCC approval, the Company expects both Chicago Stations to cover approximately 90% of the Arbitron diaries in the Chicago MSA.

ADVERTISING SALES

    The advertising rates a station can charge are in large part dictated by the station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron Radio Market Reports. The Company believes that identifying the appropriate format in a particular market is crucial to the station's ability to achieve meaningful penetration of the listening audience of the market. In each market entered by the Company, the Company performs an extensive competitive analysis to select the format with the greatest audience and revenue potential.

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

    Most advertising contracts are short-term and run only for a few weeks. The Company generates approximately 83% of its gross revenue from local advertising, which is sold primarily by a station's sales staff. To achieve greater control over advertising dollars, the Company's sales force focuses on establishing direct relationships with local advertisers. The Company has formed Independent Radio Reps, LLC in November 2000, and uses this in-house rep firm to represent it in generating national business in the largest national sales markets of Los Angeles, New York City, Boston, Philadelphia, Chicago, Atlanta, Dallas, Detroit and San Francisco.

INTERNET AND PUBLISHING REVENUES

    Internet revenues are derived principally from the sale of various forms of advertisements, including sponsorships, endorsements and product placements, and from electronic commerce activities related to its programming on pages delivered to users of our Internet channel. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our internet network. A performance based program earns revenues when a user of our internet network responds to an advertisement by linking to an advertiser's internet network. Advertising revenues are recognized in the period in which the advertisements are delivered. TodoAhora.com was formally launched on May 5, 2000, however, during 2001, the Company decided to cease the development and operation of this Internet portal. The decision was based upon management's evaluation of future revenue generation potential and the current resources needed to continue to develop and operate the portal.

    Publishing revenues are derived principally from the sale of advertising announcements. Furthermore, the magazine company derives revenues from contract graphic design projects. Publishing revenues, both from advertisements and design projects, are recognized in the period in which the advertisements are published, or when the design project is rendered. The magazine publishing business was acquired on November 8, 2000. Total internet and publishing revenue for the year 2001 was $463,000.

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

INTERNET AND PUBLISHING

    The market for Internet and publishing products and services is highly competitive. There are no substantial barriers to entry in these markets, and Disco, TodoAhora.com, and LatinMusicTrends.com expect that competition will continue to intensify. Disco magazine competes with other magazine and print products that feature, news and information on the Latin music industry. These include a Spanish language version of "Billboard" magazine which is produced by a competitor with greater financial resources. LatinMusicTrends.com is designed to complement the information provided to Latin music industry professionals.

    TodoAhora.com was launched in May 2000. During the second half of 2000, and continuing throughout 2001, there has been a severe contraction in the Internet sector as many actual and potential advertisers have reduced Internet spending. In general, portal sites do not have alternative sources of revenue to advertisers. Many of TodoAhora.com's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources. As a result of the economic environment affecting the Internet sector, and the existence of many competitors with greater resources, during 2001 the Company decided to cease the development and operation of TodoAhora.com. The decision was based upon management's evaluation of future revenue generation potential and the current resources needed to continue to develop and operate the portal.

ACQUISITIONS

    Since its incorporation in August 1994, the Company has acquired the assets of twenty radio stations, an internet company, and related internet and publishing businesses. It has disposed of eight stations and ceased Internet operations. The following is a summary of the acquisitions and dispositions of radio stations which the Company has consummated since its incorporation. All of these transactions were with non-affiliated persons.

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

PHOENIX

    In July 1999, the Company acquired the assets of radio stations KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona from New Century Arizona for a purchase price of $22.0 million. In September 1999, the Company acquired the assets of radio station KBZR-FM, Arizona City, Arizona from Brentlinger Broadcasting, Inc. for a purchase price of $3.9 million. In September 1999, the Company acquired the assets of radio station KMYL-FM (now KSSL-FM), Wickenburg, Arizona, from Interstate Broadcasting Systems of Arizona, Inc. for a purchase price of $5.6 million. On October 31, 2001, the Company sold its radio properties and operating assets to Hispanic Broadcasting Corporation for $34.0 million. A gain of $2.3 million was recorded on this transaction.

INTERNET AND PUBLISHING

    On November 1, 1999 the Company consummated a transaction in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual Online Service Provider for the U.S. Hispanic and Latin American markets. The Company, through the acquisition of Hispanic Internet Holdings, Inc. owns TodoAhora.com, a bilingual Internet portal. TodoAhora.com was launched on May 5, 2000 and delivered a range of world wide web programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. During 2001, the Company decided to cease the development and operation of TodoAhora.com. The decision was based upon management's evaluation of future revenue generation potential and the current resources needed to continue to develop and operate the portal.

    In November 2000, the Company acquired the assets of United Publishers of Florida, Inc., owner of Disco Magazine, and LatinMusicTrends.com. The Company merged its existing Internet operations together with the United Publishers publishing and Internet operations.

EMPLOYEES

    At December 31, 2001, the Company had approximately 126 full-time employees and 77 part-time employees. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a labor union.

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

    Congress, via the Balanced Budget Act of 1997, authorized the FCC to conduct auctions for the awarding of initial broadcast licenses or construction permits for commercial radio and television stations. To facilitate the settlement without auctions of already pending mutually exclusive applications, Congress directed the FCC to waive existing rules as necessary. This action has resulted in the awarding of construction permits for additional radio stations, some of which might have the potential to compete with the Company's radio stations. Notwithstanding that the 1997 Act exempted noncommercial applicants from auctions, the FCC had subjected all mutually-exclusive applicants--commercial and noncommercial--to auction procedures for broadcast authorizations not reserved for noncommercial use. Following the vacation by the U.S. Court of Appeals for the D.C. Circuit of that policy, the FCC is considering several options to preserve the noncommercial exemption as well as the directive to award permits with more than one applicant by auction. In the meantime, the FCC has not acted on existing mutually-exclusive broadcast applications where one or more of the applicants is a noncommercial broadcaster, nor has the FCC opened filing windows for available broadcast frequencies. The Company is not, and has not been, a participant in any broadcast auction proceeding,

LICENSE GRANTS AND RENEWALS

    The Communications Act provides that a radio broadcast license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast and newspaper properties, and the "character" qualifications of the licensee and those persons holding "attributable" interests in the licensee. Broadcast licenses are granted for specific periods of time and, upon application, are renewable for additional terms. The Telecom Act amended the Communications Act to provide that broadcast licenses be granted, and thereafter renewed, for a term not to exceed eight years, if the FCC finds that the public interest, convenience, and necessity would be served.

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

    The Company's Chicago Stations' broadcast licenses were renewed in 1996 and will expire on December 1, 2004. The Los Angeles Stations' broadcast licenses were renewed in 1997 and will expire on December 1, 2005. The New York Stations' broadcast licenses were renewed in 1998 and will expire on June 1, 2006. The Company does not anticipate any material difficulty in obtaining license renewals for full terms in the future.

LICENSE ASSIGNMENTS AND TRANSFERS OF CONTROL

    The Communications Act prohibits the assignment of an FCC license or the transfer of control of a corporation holding or controlling such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applicants. In reviewing assignment and transfer applications, the FCC has indicated that in evaluating whether a proposed transaction would serve the public interest, the FCC may consider, among other things, the impact of the transaction on the diversity of media voices and whether the transaction would result in the acquiring party obtaining an excessive share of the radio advertising revenues in a given market or would otherwise result in excessive concentration of media ownership. The FCC is currently considering changes to its local radio ownership rules. In the meantime, the FCC has adopted an interim policy guiding its review of radio transactions, which if certain levels of radio advertising market shares are present, will result in an FCC analysis of the product and geographic market definitions, market participants, shares and concentration, barriers to entry, potential adverse competitive effects and efficiencies and other public interest benefits. The U.S. Department of Justice ("DOJ") also reviews proposed acquisitions of radio stations. The DOJ has, in some instances, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels.

OWNERSHIP RULES

    Rules of the FCC limit the number and location of broadcast stations in which one licensee (or any party with a control position or attributable interest therein) may have an attributable interest. The FCC, pursuant to the Telecom Act, eliminated the previously existing "national radio ownership rule." Consequently, there now is no limit imposed by the FCC to the number of radio stations one party may own nationally.

    The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable interest. Pursuant to the Telecom Act, the FCC revised its rules to set the local radio ownership limits as follows: (a) in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM); (b) in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service; (c) in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and (d) in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market. As noted above, the FCC is currently reviewing its local radio ownership rules, and is considering, among other issues, whether the FCC should rely exclusively on these numerical limits or instead adopt a case-by-case competition analysis in determining compliance with the local radio ownership rules, whether the FCC should revise its definition of the local radio market and whether the FCC should revise its treatment of local marketing and joint sales agreements. FCC cross-ownership rules also limit or prohibit one party from having attributable interests in a radio station as well as in a local television station or daily newspaper, although such restrictions are waived by the FCC under certain circumstances. In September 2001, the FCC initiated a rulemaking proceeding to determine whether and how to modify its newspaper-broadcast cross-ownership rule. The FCC has proposed several potential modifications of such rule, including re-defining the relevant geographic market or allowing cross-ownership of broadcast stations and a daily newspaper if a certain number of independent voices will remain in the relevant market following the proposed transaction. A number of commenters have urged the complete elimination of the rule or the retention of the rule only for newspaper-television combinations, so that radio stations and newspapers could be commonly owned. This proceeding is pending and the Company cannot predict whether the FCC will adopt any changes in its newspaper-broadcast cross-ownership rule or, if so, what the new rules will be or how they might affect the Company. In February 2002, the U.S. Court of Appeals for the D.C. Circuit, in a decision relating to the Commission's national television and television-cable ownership rules, interpreted Section 202(h) of the Communications Act to require the FCC to review each of its broadcast ownership restrictions every two years, and unless the FCC can affirmatively find that each such rule serves the public interest, to require the elimination or modification of the rule. The FCC has not yet determined whether it will appeal this decision. The Company cannot predict whether in such biennial reviews the FCC would eliminate or modify any of its ownership rules applicable to broadcasting, or, if so, what the new rules would be or how they might affect the Company.

ATTRIBUTION RULES

    All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation, its subsidiaries and their stations, except that investment companies, insurance companies and banks holding such stock in their trust accounts and are not considered to have an attributable interest unless they own or have voting control over 20% or more of such stock, provided that none of the officers or directors of the broadcast licensee are representatives of the investment company, insurance company or bank concerned. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. Furthermore, under the FCC's "Equity-Debt Plus" or "EDP" rule--otherwise non-attributable equity or debt interests in a licensee are deemed to be attributable interests when a party holds equity and/or debt in excess of 33% of the total assets (defined as equity plus debt) of a licensee or its parent and such party also holds an attributable (non-EDP) interest in another media entity in the same market or is a major programmer supplier to another media entity in the market. To the Company's knowledge, no person or entity qualifies as an attributable party to the Company under the EDP rule. Subject to the EDP rule, the FCC does not consider holders of non-voting stock or of minority stock interests when there is a single majority stockholder to be attributable parties. Moreover, subject to the EDP rule, holders of warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. Traditionally, when a single shareholder holds a majority of the voting stock of a corporate licensee, the FCC considers other shareholders, unless they are also officers, directors or attributable pursuant to the EDP rule, to be exempt from attribution. While the FCC had decided to eliminate this "single majority shareholder exemption," following the reversal by the U.S. Court of Appeals for the D.C. Circuit of the FCC's elimination of this exemption in the cable context, the FCC has suspended its repeal of the single majority shareholder exemption. Thus, at present, minority voting interests are not attributable if there is a single holder of more than 50% of the outstanding voting stock of a corporate broadcast licensee, unless such stockholder is otherwise attributable as an officer, director or EDP holder. Holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross-ownership rules. Also, holders of attributable interests must possess "character qualifications" to be parties to a broadcast license. Character disqualification is reserved generally for adjudicated instances of intentional misrepresentation to or lack of candor with governmental agencies or convictions for serious crimes. At present, none of the Company's attributable parties have any other media interests besides those of the Company that implicate the FCC's multiple ownership limits and each meets the FCC character qualification criteria. In the event that the Company learns of a new attributable party and if such party holds interests that exceed the FCC limits on media ownership or is unqualified, under the Company's Amended and Restated Certificate of Incorporation (as defined herein), the Board of Directors of the Company has the corporate power to redeem stock of the Company's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements.

    The FCC will consider a radio station providing programming and sales on another local radio station pursuant to a LMA (as defined herein) to have an attributable ownership interest in the other station for purposes of the FCC's multiple ownership rules. In particular, a radio station is not permitted to enter into a LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules. Joint sales agreements, which involve the sale of time on, but not the provision of programming to, another broadcaster's station, have not been subject to the multiple ownership limits. The FCC is currently considering whether to revise its treatment of LMA and joint sales agreements.

ALIEN OWNERSHIP LIMITS

    Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives or by foreign corporations. Where the corporation owning the license is controlled by another corporation, the parent corporation cannot have more than one-fourth of the capital stock owned of record or voted by Aliens, unless the FCC finds it in the public interest to allow otherwise. The FCC has issued interpretations of existing law under which the Alien ownership restrictions in slightly modified form apply to other forms of business organizations, including general and limited partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. At present, two of the Company's officers are known by the Company to be Aliens. To the Company's knowledge, less than one-fourth of the capital stock of the Company is owned of record or is voted by Aliens. In the event that the Company learns that Aliens own, control or vote stock in the Company in excess of the limits set in the Communications Act and the FCC's rules, under the Amended and Restated Certificate of Incorporation, the Board of Directors of the Company has the corporate power to redeem stock of the Company's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements on alien ownership.

PROGRAMMING AND EEO REQUIREMENTS

    While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. In addition, while the U.S. Court of Appeals for the D.C. Circuit has twice overturned the FCC's equal employment opportunity ("EEO") rules, the FCC has proposed new EEO rules, which, if implemented, will require broadcast licensees to file employment data annually with the FCC and to implement outreach efforts designed to broaden the pool of employment applicants. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation.

TECHNICAL AND INTERFERENCE RULES

    FCC rules specify technical and interference requirements and parameters that govern the signal strength and coverage area of radio stations, and which, unless waived, must be complied with in order to obtain FCC consent to modify a station's service area or other technical operations. The FCC allots specific FM radio frequencies and class designations to particular communities of license. The FM class designations, which vary by geographic location, include (in order of increasing potential coverage area) Class A, B1, C3, B, C2, C1, C0 and C. (The C Class designations are generally not allocated to communities in the more densely-populated regions of the United States, such as the Northeast and California.) Each FM class has minimum and maximum power specifications and must not cause interference to the protected service areas of other radio stations, domestic or international, operating on the same or adjacent frequencies. Under FCC rules, a radio station must transmit a minimum predicted signal strength to its allocated community of license, and therefore must locate its transmitting antenna at a site providing such coverage while also being within a specified power and height range for that station's class designation, and at specified minimum distances from the transmitting sites of nearby radio stations operating on the same or adjacent frequencies. The Company must also comply with certain technical, reporting, and notification requirements imposed by the FAA with respect to the installation, location, lighting, and painting of the transmitter towers used by the Company's radio stations. The combination of these requirements sets limits on the ability of a particular radio station to relocate in certain directions and to increase signal coverage. Stations may petition the FCC to change a particular station's community of license and/or class, which changes are granted by the FCC when its service priorities are met and conflicting re-allotment proposals, if any, are resolved. As to minimum distance separation requirements designed to afford interference protection to other FM stations, the FCC rarely waives such specifications. However, the FCC permits radio stations in certain circumstances to relocate to a site not meeting the minimum distance separation rule when the station demonstrates that the service contours of neighboring radio stations will be protected from interference. Because STMC-TM- uses radio stations that operate on the same or adjacent frequencies, the STMC-TM- stations' transmitting sites must be sufficiently distant from each other to comply with the FCC's interference protection guidelines, unless such stations are exempt from compliance by their grandfathered status.

FCC POWER OR CLASS INCREASES AND OTHER ENGINEERING ENHANCEMENTS

    In most instances, changes to the technical specifications of radio stations, such as increases in the power (effective radiated power, or "ERP") and subsequent increased coverage area, may be made only after application to the FCC, and grant by the FCC of a construction permit for the modification of the station. The FCC has granted applications for modifications of WWZY-FM, Long Branch, New Jersey and WWYY-FM, Belvidere, New Jersey, which would permit WWZY-FM to relocate its transmitting facilities closer to New York City In 1998, WYNY-FM, Briarcliff Manor, New York, WWXY-FM, Hampton Bays, New York and KLYY-FM, Arcadia, California, implemented increases in their power levels which have resulted in larger service areas. These changes were authorized following the FCC's adoption, in 1997, of rule changes governing power increases and other modifications by grandfathered short-spaced FM radio stations. Grandfathered short-spaced stations are those that do not meet the FCC's current requirements for distance separation of FM radio stations operating on the same or adjacent frequencies as the stations were authorized before the adoption of the current spacing rules.

    Pending before the FCC is a proposed change in the current rules that could allow certain of the Company's stations to increase their power or move their transmitter sites to provide improved coverage within the desired metro area pursuant to "negotiated interference" agreements. The Company cannot predict whether the FCC will adopt such a rule change, and unless and until the FCC changes its rules to permit negotiated interference and the approval of the station modifications are granted, the Company cannot be certain that the new policy would serve to permit increases in the Company's station's coverage areas.

    Changes may made in a broadcast station's channel, station class (which sets the maximum service area of the station) and/or community of license through a request to change the FCC's "Table of Allotments." Pending before the FCC is a request by the Company to change the class of KLYY-FM, Arcadia, California, from class A to B1 (which would authorize a larger service area), and to change the frequency of KSYY-FM, Fallbrook, California, from 107.1 MHz to 96.9 MHz. Such changes would require the relocation of the transmitting facilities of the stations. The requested upgrade in class for KLYY-FM is contingent upon the Fallbrook frequency change and other contingencies. The Company cannot predict whether the FCC will adopt this request or if the other contingencies will occur.

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

    Other matters that could affect the Company include technological innovations and developments generally affecting competition in the mass communications industry.. Digital audio radio service, or DARS, provides a medium for the digital delivery of multiple audio programming formats to local and national audiences with sound quality potentially equivalent to compact discs. Satellite DARS employs digital transmissions from satellites directly to fixed, mobile, and/or portable receivers. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio, Inc., to provide DARS by satellite, and both companies are presently offering service in selected markets. The FCC has granted special temporary authority through March 18, 2002, to XM Radio and Sirius Satellite Radio to operate terrestrial repeaters to overcome satellite signal blockage and/or multipath interference, restricted to the simultaneous retransmission of programming, in its entirety, transmitted by the satellite. The National Association of Broadcasters ("NAB"), concerned that terrestrial repeaters could be used to insert locally-oriented programming, has opposed the extension of the terrestrial repeater special temporary authority, or the granting of permanent licenses, unless the repeaters are limited to areas where transmission conditions impede reception from satellites. Also, the NAB has urged the FCC, when it adopts permanent rules, to expressly prohibit the use by satellite DARS operators of terrestrial repeaters to differentiate program delivery by market. The FCC is still considering what permanent rules to impose on the use of terrestrial repeaters by satellite DARS operators. We cannot predict what regulations the FCC will adopt regarding terrestrial repeaters and what effect such regulations would have on the Company's business or the operations of its radio stations. Nor can we predict the impact of satellite DARS operations by XM Radio and Sirius Satellite Radio on our business. The FCC is also considering various proposals for non-satellite delivered DARS. The FCC currently is considering authorizing the use of in-band, on-channel, or IBOC technology for radio stations. IBOC technology would permit an AM or FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. Such IBOC operations might not be consistent with STMC-TM- operations. It is unclear what regulations the FCC will adopt regarding IBOC technology and what effect such regulations would have on the Company's business or the operations of its radio stations. Following its adoption of rules establishing the low power radio service within the existing FM band, the FCC has begun to authorize low power radio stations, including stations in California, Illinois and New York. Low power radio stations operate on a non-commercial basis at power levels below that of full power FM radio stations, such as those owned by the Company, and low power radio stations are required to meet specified interference criteria in regards to full power FM radio stations. Ownership of low power radio stations is restricted to entities that have no attributable interests in any other broadcast station or other media subject to the FCC's ownership rules. It is not possible to predict what effect, including interference effect, low power radio stations might have on the operations of the Company's radio stations.

STREAMING OF BROADCASTS OVER THE INTERNET

    The Company currently makes available or "streams" over its Internet websites the programming its stations broadcast over the air. Recently, the Copyright Arbitration Royalty Panel ("CARP") issued a report recommending that the U.S. Copyright Office adopt specified royalty performance fees to be paid to the recording industry for streaming by broadcasters. The CARP report also recommended a higher set of fees to be paid for webcasting by non-broadcasters. If the CARP report is adopted, the payments due would be retroactive to October 1998. Several broadcasters have appealed the CARP recommendations, arguing that the rates and terms would be confiscatory and unreasonable, and would, if adopted, force broadcasters to cease streaming their programming. It is not possible to predict what effect the adoption of the CARP recommendations would have on the Company's business.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those utilizing the phrases "will," "expects," "intends," "estimates," "contemplates," and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), including statements regarding, among other items, (i) the Company's expectation of improving the coverage areas of its radio stations, and (ii) the Company's ability to successfully implement its business strategy, and (iii) the Company's ability to restructure its capital so as to continue as a going concern. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the competitive market place, including the introduction of new technologies or formatting changes by the Company's competitors, (ii) changes in the financial markets and in the Company's ability to secure financing, (iii) changes in the regulatory framework, including the possibility that U.S. or non-U.S. governments will increase regulation of the Internet, (iv) changes in audience tastes, and (v) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. PROPERTIES

    The Company leases approximately 6,000 square feet in New York, New York, where its corporate offices are located.

    The type of properties required to support each of the Company's radio stations includes offices, studios, transmitter sites, booster sites, translator sites and antenna sites. The Company owns, leases or licenses the properties required to operate its radio stations. The Company owns facilities for WDEK-FM and WLBK-AM in DeKalb, Illinois (approximately 4,500 square feet). The Company leases or licenses facilities for the Los Angeles Stations in Century City (approximately 16,048 square feet), Arcadia, Fallbrook, Ventura (approximately 758 square feet), Temecula and Burbank. The Company leases facilities for the New York Stations in Hampton Bays (approximately 1,260 square feet), Hawthorne, New York, East Quogue and Westchester. The Company leases facilities for the Chicago Stations in Chicago (approximately 18,698 square feet), Highland Park (approximately 2,120 square feet), Arlington Heights (approximately 2,800 square feet), Kankakee, and Morris. The Company leases facilities for the Internet and publishing operation in Coral Gable (approximately 12,600 square feet). The Company considers its facilities to be suitable and of adequate sizes for its current and intended purposes and does not anticipate any difficulties in renewing those leases or licenses or in leasing or licensing additional space, if required.

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

    The following table sets forth the location of the Company's principal properties:

LOCATION                                                         FACILITY
--------                                       ---------------------------------------------
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

NEW YORK
Hampton Bays, NY.............................  Business offices (1)
New York, NY.................................  Studio, corporate offices (1)
Long Branch, NJ..............................  FM tower, studio (2)(4)
Westchester, NY..............................  FM tower (1)
East Quogue, NY..............................  FM tower, transmitter site (1)

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

(4) The Company sold its Long Branch studio facility during March 2002.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock is listed and traded on the American Stock Exchange (the "AMEX") under the symbol "YFM" since December 19, 1997. There is no established public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sales prices per share of the Class A Common Stock as reported by the AMEX for each quarterly periods during the years ended December 31, 2001 and 2000:

                                                                HIGH       LOW
                                                                ----       ---
2001:
First Quarter...............................................    5.00       1.75
Second Quarter..............................................    4.00       1.70
Third Quarter...............................................    3.50       1.50
Fourth Quarter..............................................    2.34       1.10

                                                                HIGH       LOW
                                                              --------   --------
2000:
First Quarter...............................................    9.25      4.688
Second Quarter..............................................    5.75      3.938
Third Quarter...............................................   5.063      3.625
Fourth Quarter..............................................   4.438       1.00

    On February 25, 2002, the last reported sales price for the Company's
Class A Common Stock by the AMEX was $1.00 per share. As of February 25, 2002, there were approximately 34 registered holders of record of Class A Common Stock, which number includes nominees for an undeterminable number of beneficial owners, and 8 holders of Class B Common Stock.

    The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Any future determination with respect to the payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, capital requirements, the terms of then existing indebtedness, applicable requirements of the Delaware General Corporations Law, general economic conditions and such other factors considered relevant by the Company's Board of Directors. The Company's 11 1/4% Senior Discount Notes due 2005 (the "Notes") also contain certain restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial data and should be read in conjunction with the Company's financial statements and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001 and statement of operations data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from the Company's financial statements which have been audited by KPMG LLP, Independent Certified Public Accountants. The historical financial results of the Company are not comparable from period to period because of the acquisition and sale of various broadcasting properties by the Company during the periods covered.

                                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                    1997(1)    1998(2)(3)   1999(4)(5)   2000(6)    2001(7)(8)
                                                    --------   ----------   ----------   --------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATION DATA:
Gross revenues....................................  $ 11,731    $ 15,883     $ 23,296    $ 26,895    $ 22,858
Net revenues......................................    10,460      14,202       20,604      23,841      20,549
Station operating expenses........................    12,979      17,525       23,566      26,047      21,307
Internet and publishing...........................        --          --           51       1,569       1,491
Corporate, general and administrative expenses....     1,745       2,527        4,371       3,845       3,610
Employment incentives.............................     3,863         808           --          --          --
Cost of abandonment of station acquisition
  agreement.......................................        --          --           --         550          --
Impairment loss on goodwill.......................        --          --           --          --         897
Depreciation and amortization.....................     1,791       2,528        3,812       4,867       4,868
Operating loss....................................    (9,918)     (9,186)     (11,196)    (13,037)    (11,624)
Gain on sale of stations..........................        --          --          663          --       2,275
Interest expense..................................    (4,488)    (12,608)     (16,953)    (18,392)    (21,540)
Other, net........................................        81        (224)        (337)        (83)          8
Income tax benefit, net...........................     1,050       1,988           63          63          63
Deferred income taxes resulting from conversion to
  C corporation status............................    (3,350)         --           --          --          --
Extraordinary loss on extinguishment of debt, net
  of income taxes.................................      (313)       (495)          --          --          --
Net (loss)........................................  $(16,918)   $(17,449)    $(25,808)   $(31,168)   $(30,707)
BASIC AND DILUTIVE INCOME (LOSS) PER COMMON SHARE:  $  (1.77)   $  (1.24)    $  (1.83)   $  (2.15)   $  (2.12)

                                                                            AS OF DECEMBER 31,
                                                           ----------------------------------------------------
                                                             1997       1998       1999       2000       2001
                                                           --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash.....................................................   $   80    $ 5,285    $ 2,431    $   862    $ 3,194
Intangibles, net.........................................   54,115     80,309    113,873    110,476     77,063
Total assets.............................................   60,108    152,082    144,511    129,846    108,445
Interest Payable.........................................       --         --         --         --      5,873
Long-term liabilities....................................   30,142    138,227    153,094    170,917    174,420
Stockholder's equity (deficiency)........................   25,032      8,391    (15,935)   (46,929)   (77,627)

--------------------------

(1) The Company acquired substantially all of the assets of WWHB-FM on April 1, 1997 and WZVU-FM on June 5, 1997 and commenced operations of these stations under a LMA during December 1996. WWHB-FM and WZVU-FM together with WRGX-FM form Y-107 NY. The financial statements include the operations of Y-107 NY since December 1996.

(2) The Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvedere, NJ and WRNJ-AM, Hackettstown, NJ on
    August 14, 1998. Simultaneously at the closing, the Company sold substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New

    Jersey. The remaining WRNJ-FM operates on 107.1 FM and was added to the Company's New Country Y-107 trimulcast under a LMA, effective April 28, 1998. The financial statements include the operations of WRNJ-FM since April 1998.

(3) The Company acquired substantially all of the assets of WCBR-FM, Arlington Heights, Illinois and WLRT-FM, Kankakee, Illinois on August 4 and 7, 1998, respectively. The operations of these stations have been included in the consolidated statements of operations from these dates.

(4) The Company acquired substantially all of the assets of WDEK-FM and WLBK-AM on February 25, 1999. The financial statements include the operations of these stations since February 25, 1999.

(5) The Company acquired substantially all of the assets of KEDJ-FM and KDDJ-FM on July 31, 1999, KBZR-FM on September 22, 1999 and KMYL-FM on
    September 29, 1999. The operations of these stations have been included in the consolidated statements of operations from these dates.

(6) The Company acquired substantially all of the assets of United Publishers of Florida, Inc. on November 8, 2000. The financial statements include the operations of United Publishers of Florida, Inc. since November 8, 2000.

(7) The Company sold substantially all of the assets of KEDJ-FM, KDDJ-FM, KBZR-FM and KSSL-FM on October 31, 2001. The financial statements include the operations of these stations from their date of acquisition to October 31, 2001, the date on which they were sold. For the year ended December 31, 2001, the gain on sale of stations represents the gain on sales of KEDJ-FM, KDDJ-FM, KBZR-FM and KSSL-FM.

(8) During 2001, the Company ceased the development and operation of its Internet portal, TodoAhora.com. For the year ended December 31, 2001, the impairment loss on goodwill represents the write-off of Internet goodwill.

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

    On July 30, 1999, the Company completed the acquisition of KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona. The Company operated KEDJ-FM and KDDJ-FM, simulcasting as The Edge with its modern rock format and Howard Stern morning show. On September 22, 1999, the Company acquired KBZR-FM, Arizona City, Arizona, which was added to The Edge stations to form a trimulcast. On
September 29, 1999, the Company acquired KSSL-FM (formerly KMYL-FM), Wickenberg, Arizona. In February 2000, the Company began operating KSSL-FM as a stand-alone radio station broadcasting its Hispanic contemporary hit radio format. On October 31, 2001, the Company completed the sale of its four Phoenix station properties, KEDJ-FM, KDDJ-FM, KBZR-FM and KSSL-FM, to Hispanic Broadcasting Corporation for an aggregate cash purchase price of $34,000,000.

    On November 1, 1999 the Company entered into a merger and registration rights agreement (the "Agreement") in which the Company acquired, in an all stock transaction, all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingual web site. On November 8, 2000 the Company entered into an asset purchase agreement in which the Company acquired substantially all of the assets and properties of United Publishers of Florida, Inc, which owned and operated a Hispanic music trade magazine, "Disco", a graphic design business and a LatinMusicTrends.com web site. During 2001, the Company ceased the development and operation of its Internet portal site, TodoAhora.com, and wrote-off $897,000 of goodwill associated with the internet operations.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

    NET REVENUES in the year ended December 31, 2001 were $20,549,000 compared with $23,841,000 for the year ended December 31, 2000, a decrease of $3,292,000 or 14%. This decrease was due primarily to (i) decreased net revenues of the Chicago Stations compared to the same period in 2000 resulting from their change in format in January 2001, (ii) decreased net revenues at the New York Stations compared to the same period in 2000, resulting from an adverse competitive environment and the overall decline in revenues in the New York City Market, and
(iii) decreased net revenues at the Phoenix Stations compared to the same period in 2000, due to the sale of these properties on October 31, 2001. This decrease was partially offset by increased net revenues of the LA Stations, which began broadcasting their current Hispanic contemporary hit radio format in December 1999, and increased publishing revenues due to a full year of operation in 2001 following their acquisition in November 2000.

    STATION OPERATING EXPENSES excluding depreciation and amortization for the year ended December 31, 2001 were $21,307,000 compared with $26,047,000 in the year ended December 31, 2000, a decrease of $4,740,000 or 18%. This decrease was due principally to the reduction in operating expenses for the New York, Chicago, and LA Stations, and reduced operation expenses from the Phoenix Stations which were sold on October 31, 2001.

    INTERNET AND PUBLISHING operating expenses excluding depreciation and amortization for the year ended December 31, 2001 were $1,491,000 compared with $1,569,000 in the year ended December 31, 2000, a decrease of $78,000. In the second half of 2001, the Company ceased its Internet operations.

    DEPRECIATION AND AMORTIZATION EXPENSES for the year ended December 31, 2001 were $4,868,000 compared with $4,867,000 for the year ended December 31, 2000, an increase of $1,000. This increase was due primarily to capital expenditures by the Phoenix and New York Stations. This increase was partially offset by the decreased depreciation and amortization expenses from the Phoenix Stations which were sold on October 31, 2001.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 2001 were $3,610,000 compared with $3,845,000 for the year ended December 31, 2000, a decrease of $235,000 or 6%. This decrease was primarily attributable to lower personnel costs in 2001.

    COST OF ABANDONMENT ON STATION ACQUISITION AGREEMENT was the result of the cancellation of a signed agreement whereby the assets of radio station KLVA-FM, Casa Grande, Arizona would have been exchanged for the assets of radio station KDDJ-FM, Globe, Arizona. On signing of the acquisition agreement, the Company deposited $275,000 into an escrow account in April 1999. In February 2000, the Company paid the balance in the escrow account and an additional amount of $275,000, totaling $550,000 to cancel the signed KLVA-FM acquisition agreement. The decision to abandon the transaction was made in response to a change in the engineering enhancement plan for the Company's Phoenix radio licenses. There were no such expenses in 2001.

    IMPAIRMENT LOSS ON GOODWILL for the year ended December 31, 2001 was $897,000. During 2001, the Company decided to cease the development and operation of its Internet portal, TodoAhora.com, and focus on its publishing operation. The impairment loss represented the write-off on the remaining Internet goodwill balances.

    INTEREST EXPENSE for the year ended December 31, 2001 was $21,540,000 compared with $18,392,000 for the year ended December 31, 2000, an increase of $3,148,000 or 17%. This increase reflects additional interest resulting from the issuance of the Notes on March 17, 1998 (the "Notes Offering") and its accreted principal amount for the year ended December 31, 2001 when compared to the corresponding period in 2000. The increase in interest expense also attributed to the Bridge Loan financing (the "Bridge Loan"), and interest incurred on a promissory note to an affiliate of the Company (the "Affiliate Promissory Note") in 2001. In the years ended December 31, 2001 and 2000, the weighted average outstanding total debt for the Company was $175,182,000 and $162,288,000, respectively. The weighted average rate of interest on the outstanding debt was 12.29% and 11.324%, respectively.

    INTEREST INCOME for the year ended December 31, 2001 was $111,000 as compared to $281,000 for the year ended December 31, 2000, a decrease of $170,000 or 61%. This decrease was due primarily to a decline in marketable securities balances as a result of those funds being used in operations.

    NET LOSSES for the year ended December 31, 2001 were $30,707,000 compared with $31,168,000 for the year ended December 31, 2000, a decrease of $461,000 or 1%. The decrease in the net loss was primarily attributable to, (a) the gain on the sale of the Phoenix Stations, (b) lower operating expenses, (c) a $550,000 cancellation charge related to the KLVA-FM acquisition in 2000, offset by
(d) higher net interest expense, (e) an impairment loss on Internet goodwill, and (f) the decrease in net revenues for the year ended December 31, 2001, compared to the corresponding year ended December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of its radio stations. In addition, since the majority of its broadcast properties are in stages of development, either as a result of them awaiting engineering enhancements or upgrades from pending FCC applications, or as a result of them being recently reformatted, the Company expects to generate significant net losses for the foreseeable future.

    As a result of these factors, working capital needs have been met by borrowings, including loans from the Principal Stockholders (which borrowings were contributed to the capital of the Company immediately prior to the consummation of the Initial Public Offering), under the Old Credit Facility and the issuance of the Notes. The net proceeds of approximately $120,808,000 from the Notes Offering were used to repay approximately $32,600,000 of the Old Credit Facility (as hereinafter defined; see Note 8 to the Consolidated Financial Statements). Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") in the amount of
$15.0 million. (see Note 8 to the Consolidated Financial Statements).

    The Company has entered into employment contracts with 11 individuals, mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,534,000 in 2002 and $150,000 in 2003.

    The Company has never paid cash or stock dividends. The Company will continue to report net losses throughout the start up period for the Los Angeles, Chicago and New York Stations. Furthermore, it intends to retain future earnings for use in its business and does not anticipate paying dividends on shares of its common stock in the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

    In each of the years ended December 31, 1999, 2000 and 2001, the Company reported cash used in operations. In the year ended 1999 the negative cash flow was predominantly due to the funding of start-up operations at New York and Chicago Stations. In the year ended December 31, 2000, the negative cash flow was predominantly due to the start-up operating losses of the LA Stations as Viva 107.1, the Que Buena Phoenix Station, and the Hispanic Internet portal site, TodoAhora.com, as well as the operating losses of the Chicago Stations. In the year ended 2001 the negative cash flow was predominantly due to start-up operating losses of the Chicago Stations as Viva 103.1 and Energy92, and operating losses of the New York stations.

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $2,941,000, $1,584,000 and $851,000 in the years ended December 31, 1999, 2000 and 2001, respectively. These expenditures primarily reflect costs associated with the FCC Power Increases and other technical improvements at the Company's stations, the upgrade and expansion of the studio and broadcast facilities, computer support equipment, and purchase of promotional vehicles for the new station properties, as well as purchase of furniture and fixture and computer equipment for the Internet and publishing operations. In the year ended 1999, the Company purchased $34,508,000 in marketable securities and sold

$75,065,000 to generate cash for the purchase of radio stations in DeKalb, Illinois and Phoenix, Arizona and for general working capital purposes. In the year ended 2000, the Company sold $5,964,000 in marketable securities to generate cash for general working capital purposes. In the year ended 2001, the Company purchased $15,000,000 in marketable securities and sold $1,895,000 to generate cash for general working capital purposes. Cash paid and advanced for the purchase of assets of radio stations and Internet and publishing businesses were $36,177,000 and $250,000 in the years ended December 31, 1999 and 2000, respectively.

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

    The Notes were issued at an original issue discount and accreted in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually to an aggregate principal amount of $174.0 million. Cash interest began accruing on the Notes on March 15, 2001 at a rate of 11 1/4% per annum and is payable in cash semi-annually, each March 15 and September 15 through and including
March 15, 2005. The Notes will mature on March 15, 2005 but may be redeemed at the option of the Company, in whole or in part at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15 of 2002, 2003 and on and after 2004, respectively.

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

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's Restricted Subsidiaries, as defined in the Indenture governing the Notes; as of December 31, 2001, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants with which the Company and its Restricted Subsidiaries must comply, including covenants regarding the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. At December 31, 2001 the Company is in compliance with all covenants under the Notes.

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

    Cash interest commenced accruing on the Company's Senior Discount Notes on March 15, 2001 and is payable semi-annually commencing September 15, 2001. The Company failed to make the initial interest payment on September 15, 2001, however, under the terms of the Senior Discount Notes' Indenture, a grace period of thirty days exists in which to pay the interest due. On October 12, 2001 the Company obtained the Bridge Loan (see Note 5 to the Consolidated Financial Statements, above), and used the proceeds from borrowing under the Bridge Loan to pay the September 15, 2001 Senior Discount Note interest, applicable additional interest, and the indebtedness and accrued interest on the Affiliate Promissory Note, at that date.

    In connection with the consummation of the Notes Offering, the Company entered into a revolving credit facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's radio stations' positive rolling four quarter broadcast cash flow (the "Revolving Credit Facility") and subject to compliance with certain financial and operational covenants. The Revolving Credit Facility was to mature on the fifth anniversary of March 17, 1998 and amounts outstanding under the Revolving Credit Facility bore interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin was initially 2.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio) or the London Interbank Borrowing Rate (in which case the applicable margin was 3.00% subject to reduction upon achieving performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility were secured by a pledge of substantially all of the Company's and its Station Subsidiaries' assets. In each of the years ended December 31, 2001 and 2000, the Company paid $55,000 and $71,000, respectively, in fees based on the aggregate unused portion of the facility. The Revolving Credit Facility contained customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults, and defaults upon the revocation of any of the Company's broadcast licenses. At December 31, 2000, the Company was in compliance with all material covenants and restrictions under the Revolving Credit Facility, with the exception that the Independent Auditors' Report for the year ended December 31, 2000 included a "going concern" paragraph. The Revolving Credit Facility also provided that an event of default would occur upon the occurrence of a "change of control" as defined in the Revolving Credit Facility. For purposes of the Revolving Credit Facility, a change of control would occur when (i) any person or group other than the Principal Stockholders and their affiliates obtains the power to elect a majority of the Board of Directors, (ii) the Company fails to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses, or
(iii) the Board of Directors does not consist of a majority of continuing directors, as defined.

    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its Revolving Credit Facility (the "Existing Facility"). The lender declined to permit the Company to draw on the Revolving Credit Facility due to the Company's violation of a covenant discussed above. In response to its inability to draw down on the Existing Facility, on October 12, 2001, the Company obtained a new term loan facility (the "Bridge Loan") in the amount of $15,000,000. The Bridge Loan was obtained by the assignment of the Company's Revolving Credit Facility from the lender thereunder to a new lender, and was therefore secured to the same extent as the Revolving Credit Facility. The Bridge Loan bore interest at the rate of LIBOR plus 3.0%, or a Base Rate plus 2.0%, at the option of the Company. Net proceeds of the Bridge Loan were used to pay the semi-annual interest on its Senior Discount Notes, together with applicable additional interest thereon, and to repay indebtedness under the Affiliate Promissory Note.

    The Bridge Loan was a term facility containing certain financial and operational covenants and other restrictions with which the Company had to comply, including, among others, limitations on capital expenditures, the incurrence of additional indebtedness, restrictions on sales of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes. The Bridge Loan was repaid on October 31, 2001 with a portion of the proceeds from the sale of the Phoenix radio station properties as discussed below. The Company currently does not have a credit facility.

    On October 31, 2001, the Company completed the sale of its four Phoenix radio properties to Hispanic Broadcasting Corporation for a cash price of $34 million. The Company has the ability to reinvest the net proceeds remaining from the sale of the Phoenix Stations after the repayment of the Bridge Loan (approximately $18 million) in broadcast assets for a period of up to one year from the date of these asset sales. Thereafter, any net proceeds not reinvested must be used to make an offer to repurchase the Senior Discount Notes. As described above, the Company used a portion of the proceeds to repay indebtedness under the Bridge Loan and will use the remainder to fund ongoing operations. The Company is currently considering all available options to repay such amounts, if required, to the bondholders.

    The Company had available approximately $18.2 million of cash and cash equivalents and marketable securities at December 31, 2001. Cash interest commenced accruing on the Company's Senior Discount Notes on March 15, 2001 and is payable semi-annually. The semi-annual interest payment is $9.8 million. Following payment of the semi-annual interest payment on March 15, 2002, the Company had available approximately $6.5 million of cash and cash equivalents.

    Cash on hand may be insufficient to support the Company's operations (exclusive of interest payments) through December 31, 2002. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's cash on hand will be required for debt service. Cash on hand will be insufficient to satisfy the Company's debt service requirements for the foreseeable future. The Company will not be able to make the $9.8 million interest payment on the Notes that is due on September 15, 2002 unless it is able to obtain additional debt or equity financing or sell assets. Absent such financing or sales, the Company will also not be able to consummate the offer to repurchase Senior Discount Notes that is required to be made in the event that it does not reinvest the net proceeds from the sale of the Phoenix Stations (after giving effect to the repayment of the Bridge Loan) in broadcast assets on or before October 31, 2002. No assurances can be provided that the Company will be able to obtain any such financing or sell assets on acceptable terms or at all. In the event that the Company is unable to obtain financing or sell assets it may need to restructure the Notes. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company will evaluate on a continuing basis its strategic alternatives and the most efficient use of the Company's capital, including, without limitation, the sale of the Company's broadcast assets and, depending on market conditions, debt and/or equity financing and purchasing, restructuring, recapitalizing, refinancing or otherwise retiring certain of the Company's securities in the open market or by other means, in each case subject to the restrictions contained in the Indenture governing the Notes.

SELECTED CONTRACTUAL OBLIGATIONS AND COMMITMENTS

LEASES

    The Company leases studio and office space, transmitter tower sites and office equipment under operating leases. Future minimum rental commitments for the remainder of the operating leases are as follows:

2002........................................................  $2,424,000
2003........................................................   1,557,000
2004........................................................     762,000
2005........................................................     303,000
2006........................................................      81,000
Thereafter..................................................      39,000
                                                              ----------
                                                              $5,166,000
                                                              ==========

EMPLOYMENT CONTRACTS

    The Company has entered into various employment contracts with 11 individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are as follows:

2002........................................................  $1,534,000
2003........................................................     150,000
                                                              ----------
                                                              $1,684,000
                                                              ==========

SENIOR DISCOUNT NOTES

    On March 17, 1998, the Company completed the Note Offering. The
$174 million Senior Discount Notes mature on March 15, 2005. Cash interest commenced accruing on the Company's Senior Notes on March 15, 2001 and is payable semi-annually. The semi-annual interest payment is $9.8 million.

    On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34 million. The Company has the ability to reinvest the net proceeds remaining from the sale of Phoenix Stations after the repayment of the Bridge Loan (approximately $18 million) in broadcast assets for a period of up to one year from the date of this assets sales. Thereafter, any net proceeds not invested must be used to make an offer to repurchase the Senior Discount Notes. As discussed in Note 3, the Company used a portion of the proceeds to repay indebtedness under the Bridge Loan and will use the remainder to fund ongoing operations. The Company is currently considering all available options to repay such amounts, if required, to the bondholders.

CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS AND FINANCIAL CONDITION

    The following factors (in addition to others) could have a material and adverse impact on the Company's business:

    - Our highly leveraged financial position poses the following risks to stockholders:

    - a substantial portion of our cash flow from operations will be required to service our indebtedness;

    - our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions might be impeded; and

    - we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited.

    We derive substantially all of our revenues from advertisers in diverse industries. If a number of our advertisers reduce their expenditures because of a general economic downturn, or an economic downturn in one or more industries or regions, or for any other reason, our results of operations would be materially and adversely affected.

    Cash on hand may be insufficient to meet our obligations and commitments. If we do not meet our interest obligations under our indentures or if we otherwise default under the indentures, our debt may be accelerated under the indentures. In addition, because we are highly leveraged, it could limit our ability to respond to market conditions or meet extraordinary capital needs. If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations. These alternative strategies might not be effected on satisfactory terms, if at all.

    Our Senior Discount Notes Indenture contains restrictive covenants that may limit our ability to:

    - incur additional debt;

    - pay dividends;

    - merge, consolidate or sell assets;

    - make acquisitions or investments; or

    - change the nature of our business.

    We currently do not have a credit agreement. We may not be able to obtain a new credit agreement. Management believes that its long-term liquidity needs will be satisfied through a combination of i) achieving positive operating results and cash flows through revenue growth and control of operating expenses and ii) the raising of additional equity and/or restructuring of the Notes. It should be noted that there is no guarantee the Company will be able to raise additional equity or restructure the Notes.

    If we experience a change of control, with respect to the Senior Discount Notes, we might not have sufficient funds to repurchase the notes, as may be required.

    We have incurred losses from continuing operations in each of our fiscal years since inception and expect to continue to experience net losses in the foreseeable future. These net losses, which may be greater than our net losses in the past, are principally a result of interest expense on our outstanding debt and non-cash charges for depreciation expense related to long-term assets.

    Our growth could be limited if we are unable to successfully implement our engineering enhancement plans, and if we are forced to change formats at our radio properties in response to competitor format changes. Our ability to grow is affected, amongst other reasons, by the following;

    - many competing radio station groups have greater resources available to finance the start up losses often associated with a format change;

    - we might not have the financial resources necessary to implement any FCC engineering upgrades or enhancements;

    - we might be unable to obtain FCC approval of requested upgrades and enhancements.

CRITICAL ACCOUNTING POLICIES AND MATERIAL ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affected the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluated our estimates, including those to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

    The carrying values of our long-lived assets (tangible, identifiable intangible and goodwill) are reviewed for impairment based upon estimated future cash flows of the stations. As of December 31, 2001, the Company has not recorded any impairment related to long-lived assets except for Internet goodwill write-off of $897,000 during December 2001. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge in the future.

    The Company records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company utilizes information available to the Company, including the timing of payments and the financial condition of our customers to estimate the allowance for doubtful account. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. It should be noted that the Company does not have a significant concentration of accounts receivable from one customer or industry segment.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $108,000, unamortized identifiable intangible assets in the amount of $76,955,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill and intangible assets was $3,293,000 and $3,158,000 for the year ended December 31, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

    The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provision for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              BIG CITY RADIO, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
BIG CITY RADIO, INC.

Report of KPMG LLP, Independent Auditors....................     39

Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................     40

Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001..........................     41

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................     42

Consolidated Statement of Stockholders' Equity
  (Deficiency)..............................................     43

Notes to Consolidated Financial Statements..................     44

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
of Big City Radio, Inc.:

    We have audited the accompanying consolidated balance sheets of Big City Radio, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited Schedule II, Valuation and Qualifying Accounts for each of the years in the three year period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big City Radio, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and cash deficits and has a stockholders' deficiency of $77,627,000 at December 31, 2001 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Los Angeles, California
March 8, 2002

                              BIG CITY RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 2001

                                                                  2000           2001
                                                                  ----           ----
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    862,000   $   3,194,000
  Cash held in investment, restricted (note 5)..............       802,000       1,336,000
  Marketable securities (note 2)............................     1,895,000      15,000,000
  Accounts receivable, net of allowance of $338,000 and
    $458,000 in 2000 and 2001, respectively.................     4,716,000       3,817,000
  Interest receivable.......................................        38,000          21,000
  Prepaid expenses and other current assets.................       981,000         602,000
                                                              ------------   -------------
    Total current assets....................................     9,294,000      23,970,000
Property and equipment, net (note 6)........................     7,148,000       5,206,000
Intangibles, net (note 7)...................................   110,476,000      77,063,000
Deferred financing fees, net................................     2,747,000       2,094,000
Other assets................................................       181,000         112,000
                                                              ------------   -------------
    Total assets............................................  $129,846,000   $ 108,445,000
                                                              ============   =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,337,000   $   1,428,000
  Accrued expenses..........................................     2,138,000       1,988,000
  Interest payable (note 8).................................            --       5,873,000
  Other current liabilities.................................        36,000          79,000
                                                              ------------   -------------
    Total current liabilities...............................     3,511,000       9,368,000
                                                              ------------   -------------
Long-term liabilities:
  Senior discount notes (note 8)............................   170,296,000     174,000,000
  Other long-term liabilities...............................       621,000         420,000
Deferred income tax liabilities (note 14)...................     2,347,000       2,284,000
Commitments, contingencies and going concern (notes 3 and
  12)
Stockholders' equity (deficiency) (note 15):
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 2000 and
    2001....................................................            --              --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,226,817
    shares in 2000 and 2001, respectively...................        62,000          62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2000 and 2001.................................        83,000          83,000
  Additional paid-in capital................................    29,492,000      29,492,000
  Other comprehensive loss (note 2).........................        (9,000)             --
  Accumulated deficit.......................................   (76,557,000)   (107,264,000)
                                                              ------------   -------------
                                                               (46,929,000)    (77,627,000)
                                                              ------------   -------------
    Total liabilities and stockholders' equity..............  $129,846,000   $ 108,445,000
                                                              ============   =============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                          1999           2000           2001
                                                          ----           ----           ----
Gross revenues......................................  $ 23,296,000   $ 26,895,000   $ 22,858,000
Less commissions and fees...........................     2,692,000      3,054,000      2,309,000
                                                      ------------   ------------   ------------
    Net revenues....................................    20,604,000     23,841,000     20,549,000
                                                      ------------   ------------   ------------
Operating expenses:
  Station operating expenses, excluding depreciation
    and amortization................................    23,566,000     26,047,000     21,307,000
  Internet and publishing, excluding depreciation
    and amortization................................        51,000      1,569,000      1,491,000
  Corporate, general and administrative expenses....     4,371,000      3,845,000      3,610,000
  Cost of abandonment of station acquisition
  agreement.........................................            --        550,000             --
  Impairment loss on goodwill (note 11).............            --             --        897,000
  Depreciation and amortization.....................     3,812,000      4,867,000      4,868,000
                                                      ------------   ------------   ------------
    Total operating expenses........................    31,800,000     36,878,000     32,173,000
                                                      ------------   ------------   ------------
    Operating loss..................................   (11,196,000)   (13,037,000)   (11,624,000)
Other income (expenses):
  Gain on sale of station (note 4)..................       663,000             --      2,275,000
  Interest income...................................     1,952,000        281,000        111,000
  Interest expense..................................   (16,953,000)   (18,392,000)   (21,540,000)
  Other, net........................................      (337,000)       (83,000)         8,000
                                                      ------------   ------------   ------------
    Total other expenses............................   (14,675,000)   (18,194,000)   (19,146,000)
                                                      ------------   ------------   ------------
Loss before income tax benefit......................   (25,871,000)   (31,231,000)   (30,770,000)
Income tax benefit, net (notes 2 and 14)............        63,000         63,000         63,000
                                                      ------------   ------------   ------------
    Net loss........................................   (25,808,000)   (31,168,000)   (30,707,000)
                                                      ============   ============   ============
Basic and diluted loss per share:
    Net loss........................................        ($1.83)        ($2.15)        ($2.12)
                                                      ============   ============   ============
Weighted average shares outstanding.................    14,136,000     14,475,000     14,477,000
                                                      ============   ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                  1999           2000           2001
                                                                  ----           ----           ----
Cash flows from operating activities:
  Net loss..................................................  $(25,808,000)  $(31,168,000)  $(30,707,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     3,812,000      4,867,000      4,868,000
    Deferred income taxes (notes 2 and 12)..................       (63,000)       (63,000)       (63,000)
    Non cash interest.......................................    16,504,000     18,352,000      4,357,000
    Non cash change in other comprehensive loss.............      (149,000)       140,000          9,000
  Gain on sale of station (note 4)..........................      (663,000)            --     (2,275,000)
  Impairment loss on goodwill (note 11).....................            --             --        897,000
  Loss on disposal of fixed assets..........................        11,000             --          2,000
  Disposal of fixed assets..................................        33,000             --             --
  Employment stock incentives (note 16).....................            --         34,000             --
  Changes in operating assets and liabilities, net of
    acquisitions:
    (Increase) decrease in assets:
      Accounts receivable...................................    (2,728,000)     1,374,000        899,000
      Interest receivable...................................     1,048,000        488,000         17,000
      Prepaid expenses and other current assets.............       (67,000)       (61,000)       379,000
      Other assets..........................................       110,000       (122,000)        69,000
    Increase (decrease) in liabilities:
      Accounts payable......................................       304,000        515,000         91,000
      Accrued expenses......................................     1,960,000     (1,009,000)      (150,000)
      Interest payable......................................            --             --      5,873,000
      Other liabilities.....................................       (91,000)        66,000       (158,000)
                                                              ------------   ------------   ------------
        Net cash used in operating activities...............    (5,787,000)    (6,587,000)   (15,892,000)
                                                              ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................    (2,941,000)    (1,584,000)      (851,000)
  Purchase of marketable securities.........................   (34,508,000)            --    (15,000,000)
  Sale of marketable securities.............................    75,065,000      5,964,000      1,895,000
  Cash paid and advanced for assets of radio stations
    acquired                                                   (36,177,000)      (250,000)            --
  Decrease (increase) in cash held in restricted
    investment..............................................     1,416,000      1,132,000       (534,000)
  Decrease in cash held in escrow...........................            --        275,000             --
  Cash received for disposal of fixed assets................        58,000         10,000         22,000
  Cash received for radio station sold......................     1,195,000        352,000     32,692,000
                                                              ------------   ------------   ------------
        Net cash provided by investing activities...........     4,108,000      5,899,000     18,224,000
                                                              ------------   ------------   ------------
Cash flows from financing activities:
  Cash received from issuance of promissory note (note 9)...            --             --      2,235,000
  Cash received from bridge loan (note 10)..................            --             --     15,000,000
  Repayment of promissory note..............................            --             --     (2,235,000)
  Repayment of bridge loan..................................            --             --    (15,000,000)
  Repayment of promissory notes.............................    (1,175,000)      (881,000)            --
                                                              ------------   ------------   ------------
        Net cash used in financing activities...............    (1,175,000)      (881,000)            --
                                                              ------------   ------------   ------------
        Change in cash and cash equivalents.................    (2,854,000)    (1,569,000)     2,332,000
Cash and cash equivalents at beginning of year..............     5,285,000      2,431,000        862,000
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of year....................  $  2,431,000   $    862,000   $  3,194,000
                                                              ============   ============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                  COMMON STOCK        ADDITIONAL        OTHER
                                              ---------------------     PAID-IN     COMPREHENSIVE    ACCUMULATED
                                                SHARES      AMOUNT      CAPITAL         LOSS           DEFICIT         TOTAL
                                              ----------   --------   -----------   -------------   -------------   ------------
Balance at December 31, 1998................  14,069,275   $141,000   $27,831,000     $      --     $ (19,581,000)  $  8,391,000
Capital contribution related to employment
  incentive (note 16).......................          --         --        31,000            --                --         31,000
Acquisition of Hispanic Internet
Holdings (note 3)...........................     400,000      4,000     1,596,000            --                --      1,600,000
Unrealized loss on marketable securities....          --         --            --      (149,000)               --       (149,000)
Net loss....................................          --         --            --            --       (25,808,000)   (25,808,000)
                                              ----------   --------   -----------     ---------     -------------   ------------
Total comprehensive loss....................                                           (149,000)      (25,808,000)   (25,957,000)
Balance at December 31, 1999................  14,469,275    145,000    29,458,000      (149,000)      (45,389,000)   (15,935,000)
Employee stock options......................       8,000         --        34,000            --                --         34,000
Unrealized income on marketable
  securities................................          --         --            --       140,000                --        140,000
Net loss....................................          --         --            --            --       (31,168,000)   (31,168,000)
                                              ----------   --------   -----------     ---------     -------------   ------------
Total comprehensive loss....................                                            140,000       (31,168,000)   (31,028,000)
Balance at December 31, 2000................  14,477,275    145,000    29,492,000        (9,000)      (76,557,000)   (46,929,000)
Unrealized income on marketable
  securities................................          --         --            --         9,000                --          9,000
Net loss....................................          --         --            --            --       (30,707,000)   (30,707,000)
                                              ----------   --------   -----------     ---------     -------------   ------------
Total comprehensive loss....................                                              9,000       (30,707,000)   (30,698,000)
                                              ----------   --------   -----------     ---------     -------------   ------------
Balance at December 31, 2001................  14,477,275   $145,000   $29,492,000     $      --     $(107,264,000)  $(77,627,000)
                                              ==========   ========   ===========     =========     =============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001

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

    The Company owns and operates radio broadcasting stations. As of December 31, 2001, the Company owned three FM stations in Southern California, KLYY-FM Arcadia, KVYY-FM Ventura and KSYY-FM Fallbrook (programmed as "Viva 107.1"). In the New York area, the Company owns four radio properties, WWXY-FM Westchester County, New York (the "Original New York Stations"), WWZY-FM Monmouth, New Jersey, WWVY-FM Hampton Bays, New York and WWYY-FM Hackettstown, New Jersey. WWXY-FM, WWZY-FM, WWVY-FM, and WWYY-FM are programmed as "New Country Y-107." In the Chicago area, the Company owns five radio properties, WXXY-FM Highland Park, Illinois, WYXX-FM Morris, Illinois (programmed as "Viva 103.1"), WKIE-FM Arlington Heights, Illinois, WKIF-FM Kankakee, Illinois, and WDEK-FM DeKalb, Illinois (programmed as "Energy92").

    The Company owns Hispanic Internet Holdings, Inc. which owns TodoAhora.com, a bilingual internet portal, which delivered a range of internet programming to the Hispanic community including news, entertainment, finance, culture, and e-commerce opportunities. During 2001, the Company decided to cease the development and operation of its Internet portal, TodoAhora.com. The decision was based upon management's evaluation of future revenue generation potential and the current resources needed to continue to develop and operate the portal. The Company also owns United Publishers of Florida, Inc., which publishes the Hispanic music trade magazine, "Disco", a graphic design business and the LatinMusicTrends.com website.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Big City Radio, Inc. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

    Cash equivalents of $2,757,000 with maturities less than three months were included in cash and cash equivalents at December 31, 2001.

MARKETABLE SECURITIES

    Marketable securities at December 31, 2000 and 2001 consist of U.S. Treasury, mortgage-backed, corporate debt securities. The Company classifies its debt securities as available-for-sale. Securities are recorded at fair value with the unrealized holding gain or loss, net of the related tax effect, excluded

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. As of December 31, 2001, there were no unrealized holding gains or losses. Proceeds from the sale of securities were $1.9 million in 2001. Gross realized losses were $3,000 in 2001.

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

    It is the Company's policy to account for intangible assets at the lower of amortized cost or fair market value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that they are impaired. If this review indicates that the intangibles will not be recoverable as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to their estimated fair market value. The Company has determined that intangibles are not impaired at December 31, 2001.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

                           DECEMBER 31, 2000 AND 2001

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

    The carrying amounts reported in the balance sheets for cash, current receivables, accounts payable and accrued expenses approximate fair value.

    The carrying value of Senior Discount Notes are $170.3 million and $174.0 million at December 31, 2000 and 2001, respectively The fair values of Senior Discount Notes are $60.9 million and $88.7 million at December 31, 2000 and 2001, respectively. Fair values of Senior Discount Notes are based on market prices.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company believes that concentration of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company estimates uncollectible accounts on a periodic basis. The Company has not experienced significant losses relating to accounts receivable. For periods ended December 31, 1999, 2000 and 2001, no customer accounted for more than 10% of revenues.

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

ADVERTISING

    The Company charges advertising costs, as incurred, to expense. Advertising costs amounted to $1,326,000, $1,703,000 and $675,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

LOSS PER SHARE

    The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under SFAS No. 128 basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Stock options issued under the Company's 1999, 2000 and 2001 Incentive Stock Plan amounting to 2,193,300, 1,964,100 and 1,870,250 at December 31, 1999,

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2000 and 2001, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

(3) LIQUIDITY AND GOING CONCERN

    The Company has incurred substantial net losses since inception primarily due to the broadcast cash flow deficits of the start up of its radio stations. In addition, since the majority of its broadcast properties are in stages of development, either as a result of them awaiting engineering enhancements or upgrades from pending FCC applications, or as a result of them being recently reformatted, the Company expects to generate significant net losses for the foreseeable future. In addition, because of

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(3) LIQUIDITY AND GOING CONCERN (CONTINUED) the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying unaudited consolidated financial statements as a result of this uncertainty.

    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its Revolving Credit Facility. The lender declined to permit the Company to draw on this Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Revolving Credit Facility, the Company issued a promissory note (the "Affiliate Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from an affiliate of the Company in order to meet the Company's short-term working capital needs. The amount outstanding under the Affiliate Promissory Note bore interest equal to the lower of (i) JP Morgan Chase's prime rate plus 2.00% or (ii) the highest rate permitted by New York Law, and it was due upon demand. The Company borrowed $2,235,000 under this Affiliate Promissory Note, and interest expense on the Affiliate Promissory Note during 2001 was $51,000. All amounts payable under the Promissory Note were repaid on October 12, 2001 from proceeds available from the Bridge Loan (see below).

    Cash interest commenced accruing on the Company's Senior Discount Notes on March 15, 2001 and is payable semi-annually commencing September 15, 2001. The Company failed to make the initial interest payment on September 15, 2001, however, under the terms of the Senior Discount Notes' Indenture, there is a grace period of thirty days in which to pay the interest due. On October 12, 2001 the Company obtained the Bridge Loan (see Note 10), and used the proceeds from borrowing under the Bridge Loan to pay the September 15, 2001 Senior Discount Note interest and applicable additional interest, and to repay the indebtedness and accrued interest on the Affiliate Promissory Note to an affiliate.

    On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34 million. The Company used a portion of the proceeds from this sale to repay indebtedness under the Bridge Loan and the Affiliate Promissory Note to related party and will use the remainder to fund ongoing operations. Management believes the proceeds from the sale of the Phoenix Stations will provide sufficient capital to satisfy its short-term liquidity. However, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. Management believes that its long-term liquidity can be satisfied through a combination of i) achieving positive operating results and cash flows through revenue growth and control of operating expenses and ii) the raising of additional equity and/or the restructuring of the Notes. It should be noted that there is no guarantee that the Company will be able to raise additional equity or restructure the Notes.

    The Company has the ability to reinvest the proceeds of $34 million from the sale of the Phoenix Stations in broadcast assets for a period of up to one year from the date of this asset sale. Thereafter, any proceeds not reinvested after the repayment of the Bridge Loan (approximately $18 million) must be used to make an offer to repurchase the Senior Discount Notes. As described above, the Company used a portion of the proceeds to repay indebtedness under the Bridge Loan and will use the

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(3) LIQUIDITY AND GOING CONCERN (CONTINUED) remainder to fund ongoing operations. The Company is currently considering all available options to repay such amounts, if required, to the bondholders. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company had available approximately $18.2 million of cash and cash equivalents and marketable securities at December 31, 2001. Cash interest commenced accruing on the Company's Senior Discount Notes on March 15, 2001 and is payable semi-annually. The semi-annual interest payment is $9.8 million.

    Cash on hand may be insufficient to support the Company's operations (exclusive of interest payments) through December 31, 2002. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's cash on hand will be required for debt service. Cash on hand will be insufficient to satisfy the Company's debt service requirements for the foreseeable future. The Company will not be able to make the $9.8 million interest payment on the Notes that is due on September 15, 2002 unless it is able to obtain additional debt or equity financing or sell assets. Absent such financing or sales, the Company will also not be able to consummate the offer to repurchase Senior Discount Notes that is required to be made in the event that it does not reinvest the net proceeds from the sale of the Phoenix Stations (after giving effect to the repayment of the Bridge Loan) in broadcast assets on or before October 31, 2002. No assurances can be provided that the Company will be able to obtain any such financing or sell assets on acceptable terms or at all. In the event that the Company is unable to obtain financing or sell assets it may need to restructure the Notes. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company will evaluate on a continuing basis its strategic alternatives and the most efficient use of the Company's capital, including, without limitation, the sale of the Company's broadcast assets and, depending on market conditions, debt and/or equity financing and purchasing, restructuring, recapitalizing, refinancing or otherwise retiring certain of the Company's securities in the open market or by other means, in each case subject to the restrictions contained in the Indenture governing the Notes.

(4) ACQUISITIONS AND DISPOSITIONS

    On October 31, 2001 the Company sold the assets of radio stations KEDJ-FM, KDDJ-FM, KBZR-FM, and KSSL-FM to Hispanic Broadcasting Corporation for a sales price of $34.0 million. A gain of $2.28 million on the sale of the stations was recognized during the period.

    During 2001, the Company ceased the development and operation of its Internet portal site. The Company wrote-off all Internet-related goodwill. An impairment loss of $897,000 was recognized during the period.

    On November 8, 2000 the Company entered into an asset purchase agreement in which the Company acquired substantially all of the assets and properties of United Publishers of Florida, Inc., which owned and operated a Hispanic music trade magazine, "Disco", a graphic design business and the LatinMusicTrends.com website. The purchase price for the acquired business was $250,000 excluding acquisition related expenses and was paid in cash. Under the terms of the purchase agreement a second installment of up to $250,000 is due at the one year anniversary of the acquisition,

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(4) ACQUISITIONS AND DISPOSITIONS (CONTINUED) subject to certain operating cash flow targets to be attained by the acquired business. The fair value of the assets acquired in this transaction is as follows:

Fixed assets............................................     $  118,000
Goodwill................................................        132,000

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

    On September 28, 1999 the Company completed the acquisition of KSSL-FM (formerly KMYL-FM), Wickenburg, Arizona. The operations of this station have been included in the consolidated statements of operations from that date. The purchase price for this station was $5,600,000 excluding acquisition related expenses and was paid in cash. The fair value of the assets acquired in this transaction exclusive of acquisition costs is as follows:

Building................................................     $    8,000
Fixed assets............................................         92,000
FCC broadcast license...................................      5,500,000

    On September 22, 1999 the Company completed the acquisition of KBZR-FM, Arizona City, Arizona. The operations of this station have been included in the consolidated statements of operations from that date. The purchase price for this station was $3,900,000 excluding acquisition related expenses and was paid in cash. The fair value of the assets acquired in this transaction exclusive of acquisition costs is as follows:

Land....................................................     $   20,000
Fixed assets............................................         73,000
FCC broadcast license...................................      3,807,000

    On July 30, 1999 the Company completed the acquisition of the simulcast stations, KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona. The operations of these stations have been included in the consolidated statements of operations from that date. The purchase price for these stations was $22,000,000 excluding acquisition related expenses and was paid in cash. The fair value of the assets acquired in this transaction exclusive of acquisition costs is as follows:

Building................................................    $   461,000
Fixed assets............................................        227,000
FCC broadcast license...................................     21,312,000

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(4) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    On April 30, 1999 the Company signed an acquisition agreement whereby the assets of radio station KLVA-FM, Casa Grande, Arizona would be exchanged for the assets of radio station KDDJ-FM, Globe, Arizona, subject to the consummation of its purchase which occurred on July 30, 1999. Accordingly, in April 1999 the Company deposited into an escrow account the amount of $275,000 in good faith consideration. In February 2000, the Company paid the balance in the escrow account and an additional amount of $275,000, totaling $550,000, to cancel the signed KLVA-FM acquisition. The decision to abandon the transaction was made in response to a change in the engineering enhancement plan for our Phoenix radio licenses.

    On March 26, 1999 the Company sold the assets of radio station WRKL-AM, New City, New York to Polnet Communications, LTD. for a sale price of $1.625 million. A gain of $663,000 on the sale of the station was recognized during the period.

    On February 25, 1999 the Company completed the acquisition of WDEK-FM and WLBK-AM, DeKalb, Illinois. The operations of these stations have been included in the consolidated statements of operations from that date. The purchase price for these stations was $4,500,000, excluding acquisition related expenses, of which $450,000 was deposited into an escrow account in April 1998 in anticipation of this purchase. The fair value of the assets acquired in these transactions is as follows:

                                                         WDEK-FM     WLBK-AM
                                                        ----------   --------
Building..............................................  $       --   $150,000
Fixed assets..........................................     165,000    141,000
FCC broadcast license.................................   3,735,000    309,000

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(5) CASH HELD IN INVESTMENT, RESTRICTED

    The restricted cash balance collateralizes four letters of credit outstanding at December 31, 2001. The letters of credit relate to the Chicago, Phoenix, LA office leases and the LA Stations signal upgrade. According to the Chicago lease agreement, the Company agreed to deposit the sum of $1,000,000 as security in the form of an unconditional and irrevocable letter of credit. The amount of the letter of credit will decrease $200,000 each year over 5 years. The balance was $400,000 at December 31, 2001. According to the Phoenix lease agreement, the Company agreed to deposit the sum of $269,000 as security in the form of an unconditional and irrevocable letter of credit. The amount of the letter of credit will decrease $51,000 each year over 5 years. The balance was $177,000 at December 31, 2001. On September 14, 2001, the Company entered into a Cash Collateral Agreement with JPMorgan Chase. Under the agreement, the Company agreed to deposit the sum of $759,500 to secure its two existing letters of credit relate to the LA office leases and the LA Stations signal upgrade.

(6) PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2000 and 2001 were as follows:

                                                          2000         2001
                                                       ----------   ----------
Land.................................................     245,000      225,000
Building and improvements............................   1,943,000    1,941,000
Transmitter equipment................................   6,676,000    5,914,000
Furniture and office equipment.......................   1,871,000    1,987,000
Vehicles.............................................     623,000      684,000
                                                       ----------   ----------
                                                       11,358,000   10,751,000
Less accumulated depreciation........................   4,210,000    5,545,000
                                                       ----------   ----------
                                                        7,148,000    5,206,000
                                                       ==========   ==========

(7) INTANGIBLES

    Intangibles at December 31, 2000 and 2001 are as follows:

                                                         2000          2001
                                                      -----------   ----------
FCC broadcast licenses..............................  117,916,000   86,839,000
Covenants not to compete............................      678,000      678,000
Goodwill............................................    1,727,000      132,000
                                                      -----------   ----------
                                                      120,321,000   87,649,000
Less accumulated amortization.......................    9,845,000   10,586,000
                                                      -----------   ----------
                                                      110,476,000   77,063,000
                                                      ===========   ==========

    During December 2001, the Company wrote-off $897,000 of goodwill associated with the internet operations.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(8) SENIOR DISCOUNT NOTES

OFFERING OF SENIOR DISCOUNT NOTES

    On March 17, 1998 (the "issue date"), the Company completed the Note Offering. The $174,000,000 aggregate principal amount at maturity of Notes were issued at a discount generating gross proceeds to the Company of approximately $125.4 million. They mature on March 15, 2005. The Notes accreted in value until March 15, 2001 at a rate of 11.25% per annum, compounded semiannually, to an aggregate principal amount of $174.0 million. Commencing on March 16, 2001, interest on the Notes began accruing at a rate of 11.25% per annum and will be payable semiannually in cash on March 15 and September 15 through March 15, 2005.

    The Company may not redeem the Notes prior to March 15, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at certain redemption prices together with accrued and unpaid interest, if any, to the date of redemption. The Notes are not subject to any sinking fund requirement. Upon a Change of Control (as such term is defined in the Notes), each holder of Notes has the right to require the Company to make an offer to purchase the Notes at a price equal to the principal amount of such Notes thereafter, together with accrued and unpaid interest, if any, to the date of the purchase.

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

    Simultaneously with the consummation of the Notes, the Company entered into the Revolving Credit Facility providing for up to $15 million of availability, subject to certain available borrowing calculations. The Revolving Credit Facility was due to mature on the fifth anniversary of the issue date, and amounts outstanding under the Revolving Credit Facility bore interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin was 2.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio) or the London Inter-Bank Borrowing Rate (in which case the applicable margin was 3.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility were secured by a pledge of substantially all of the Company and its subsidiaries' assets. The Company paid fees of .5% per annum, on the aggregate unused portion of the facility.

    The Revolving Credit Facility contained certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on capital expenditures, limitations on the incurrence of additional indebtedness, restrictions on sale of assets, restrictions on the use of borrowings, limitations on paying cash dividends and redeeming or repurchasing capital stock of the Company or the Notes, and requirements to maintain certain financial ratios, maximum total leverage, minimum interest coverage and minimum fixed charge coverage. As of

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(8) SENIOR DISCOUNT NOTES (CONTINUED)
December 31, 2000 no amounts were drawn down on the Revolving Credit Facility. However, a $259,000 letter of credit related to the Century City office lease and a $500,000 letter of credit related to the LA Stations power signal project were issued under the Revolving Credit Facility.

    The Revolving Credit Facility contained customary events of default, including material misrepresentations, payment defaults and default in the performance of other covenants, certain bankruptcy and ERISA defaults, judgment and cross defaults and revocation of any of the Company's broadcast licenses. The Revolving Credit Facility also provided that an event of default would occur upon the occurrence of a "change of control." For purposes of the Revolving Credit Facility, a change of control would occur when (i) any person or group other than the Principal Stockholders and their affiliates obtained the power to elect a majority of the Board of Directors, (ii) the Company failed to own 100% of the capital stock of its subsidiaries owning any of the FCC broadcast licenses or (iii) the Board of Directors did not consist of a majority of continuing directors. On October 12, 2001, the Revolving Credit Facility was assigned and the Bridge Loan obtained (see Note 10).

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

    The covenants in the Notes and the Indenture do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Set forth below is certain condensed consolidating financial information for the parent company of Big City Radio, Inc. and its Subsidiary Guarantors, as of December 31, 2000 and 2001, and for the years ended December 31, 2000 and 2001.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(8) SENIOR DISCOUNT NOTES (CONTINUED)
        CONSOLIDATING BALANCE SHEET FOR THE YEAR ENDED DECEMBER 31, 2000

                                                   SUBSIDIARY                   CONSOLIDATION
                                      PARENT       GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                   ------------   ------------   ------------   -------------   ------------
ASSETS
Current assets
  Cash and cash equivalents......  $    862,000   $         --   $    862,000   $          --   $    862,000
  Cash held in investment,
    restricted...................       802,000             --        802,000              --        802,000
  Marketable securities..........     1,895,000             --      1,895,000              --      1,895,000
  Accounts receivable, net of
    allowance....................     4,716,000             --      4,716,000              --      4,716,000
  Interest receivable............        38,000             --         38,000              --         38,000
  Prepaid expenses and other
    current assets...............       981,000             --        981,000              --        981,000
                                   ------------   ------------   ------------   -------------   ------------
    Total current assets.........     9,294,000             --      9,294,000              --      9,294,000
Property and equipment, net......     7,148,000             --      7,148,000              --      7,148,000
Investment in, and advances to,
  subsidiaries...................   109,126,000             --    109,126,000    (109,126,000)            --
Intangibles, net.................     1,350,000    109,126,000    110,476,000              --    110,476,000
Deferred financing fees, net.....     2,747,000             --      2,747,000              --      2,747,000
Other assets.....................       181,000             --        181,000              --        181,000
                                   ------------   ------------   ------------   -------------   ------------
Total assets.....................  $129,846,000   $109,126,000   $238,972,000   $(109,126,000)  $129,846,000
                                   ------------   ------------   ------------   -------------   ------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Accounts payable...............  $  1,337,000   $         --   $  1,337,000   $          --   $  1,337,000
  Accrued expenses...............     2,138,000             --      2,138,000              --      2,138,000
  Interest payable...............            --             --             --              --             --
  Other current liabilities......        36,000             --         36,000              --         36,000
                                   ------------   ------------   ------------   -------------   ------------
    Total current liabilities....     3,511,000             --      3,511,000              --      3,511,000
Long-term liabilities
  Senior discount notes..........   170,296,000             --    170,296,000              --    170,296,000
  Deferred income tax liabilities
    and other long-term
    liabilities..................     2,968,000             --      2,968,000              --      2,968,000
  Intercompany balances..........            --    117,916,000    117,916,000    (117,916,000)            --
                                   ------------   ------------   ------------   -------------   ------------
    Total long-term
      liabilities................   173,264,000    117,916,000    291,180,000    (117,916,000)   173,264,000
Stockholders' equity/(deficit)
  Preferred and common stock, and
  additional paid-in capital.....    29,637,000             --     29,637,000              --     29,637,000
  Other comprehensive loss.......        (9,000)            --         (9,000)             --         (9,000)
  Accumulated deficit............   (76,557,000)    (8,790,000)   (85,347,000)      8,790,000    (76,557,000)
                                   ------------   ------------   ------------   -------------   ------------
                                    (46,929,000)    (8,790,000)   (55,719,000)      8,790,000    (46,929,000)
                                   ------------   ------------   ------------   -------------   ------------
Total liabilities and
  stockholders' equity...........  $129,846,000   $109,126,000   $238,972,000   $(109,126,000)  $129,846,000
                                   ------------   ------------   ------------   -------------   ------------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(8) SENIOR DISCOUNT NOTES (CONTINUED)
        CONSOLIDATING BALANCE SHEET FOR THE YEAR ENDED DECEMBER 31, 2001

                                                  SUBSIDIARY                    CONSOLIDATION
                                     PARENT       GUARANTORS      SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                  ------------   ------------   -------------   -------------   -------------
ASSETS
Current assets
  Cash and cash equivalents.....  $  3,194,000   $         --   $   3,194,000   $         --    $   3,194,000
  Cash held in investment,
    restricted..................     1,336,000             --       1,336,000             --        1,336,000
  Marketable securities.........    15,000,000             --      15,000,000             --       15,000,000
  Accounts receivable, net of
    allowance...................     3,817,000             --       3,817,000             --        3,817,000
  Interest receivable...........        21,000             --          21,000             --           21,000
  Prepaid expenses and other
    current assets..............       602,000             --         602,000             --          602,000
                                  ------------   ------------   -------------   ------------    -------------
    Total current assets........    23,970,000             --      23,970,000             --       23,970,000
Property and equipment, net.....     5,206,000             --       5,206,000             --        5,206,000
Investment in, and advances to,
  subsidiaries..................    76,955,000             --      76,955,000    (76,955,000)              --
Intangibles, net................       108,000     76,955,000      77,063,000             --       77,063,000
Deferred financing fees, net....     2,094,000             --       2,094,000             --        2,094,000
Other assets....................       112,000             --         112,000             --          112,000
                                  ------------   ------------   -------------   ------------    -------------
Total assets....................  $108,445,000   $ 76,955,000   $ 185,400,000   $(76,955,000)   $ 108,445,000
                                  ------------   ------------   -------------   ------------    -------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Accounts payable..............  $  1,428,000   $         --   $   1,428,000   $         --    $   1,428,000
  Accrued expenses..............     1,988,000             --       1,988,000             --        1,988,000
  Interest payable..............     5,873,000             --       5,873,000             --        5,873,000
  Other current liabilities.....        79,000             --          79,000             --           79,000
                                  ------------   ------------   -------------   ------------    -------------
    Total current liabilities...     9,368,000             --       9,368,000             --        9,368,000
Long-term liabilities
  Senior discount notes.........   174,000,000             --     174,000,000             --      174,000,000
  Deferred income tax
    liabilities and other
    long-term liabilities.......     2,704,000             --       2,704,000             --        2,704,000
  Intercompany balances.........            --     88,558,000      88,558,000    (88,558,000)              --
                                  ------------   ------------   -------------   ------------    -------------
    Total long-term
      liabilities...............   176,704,000     88,558,000     265,262,000    (88,558,000)     176,704,000
Stockholders' equity/(deficit)
  Preferred and common stock,
    and additional paid-in
    capital.....................    29,637,000             --      29,637,000             --       29,637,000
  Other comprehensive loss......            --             --              --             --               --
  Accumulated deficit...........  (107,264,000)   (11,603,000)   (118,867,000)    11,603,000     (107,264,000)
                                  ------------   ------------   -------------   ------------    -------------
                                   (77,627,000)   (11,603,000)    (89,230,000)    11,603,000      (77,627,000)
                                  ------------   ------------   -------------   ------------    -------------
Total liabilities and
  stockholders' equity..........  $108,445,000   $ 76,955,000   $ 185,400,000   $(76,955,000)   $ 108,445,000
                                  ------------   ------------   -------------   ------------    -------------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

   CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

                                             SUBSIDIARY                   CONSOLIDATION
                                 PARENT      GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                              ------------   -----------   ------------   -------------   ------------
Gross revenues..............  $ 26,895,000   $        --   $ 26,895,000    $       --     $ 26,895,000
Less commissions and fees...     3,054,000            --      3,054,000            --        3,054,000
                              ------------   -----------   ------------    ----------     ------------
Net revenues................    23,841,000            --     23,841,000            --       23,841,000
Operating expenses:
  Station operating
    expenses, excluding
    depreciation and
    amortization............    26,047,000            --     26,047,000            --       26,047,000
  Internet and publishing,
    excluding depreciation
    and amortization........     1,569,000            --      1,569,000            --        1,569,000
  Corporate, general and
    administrative
    expenses................     3,845,000            --      3,845,000            --        3,845,000
  Cost of abandonment of
    station acquisition
    agreement...............       550,000            --        550,000            --          550,000
  Depreciation and
    amortization............     1,898,000     2,969,000      4,867,000            --        4,867,000
                              ------------   -----------   ------------    ----------     ------------
    Total operating
      expenses..............    33,909,000     2,969,000     36,878,000            --       36,878,000
                              ------------   -----------   ------------    ----------     ------------
    Operating loss..........   (10,068,000)   (2,969,000)   (13,037,000)           --      (13,037,000)

Other income (expenses):
  Interest income...........       281,000            --        281,000            --          281,000
  Interest expense..........   (18,392,000)           --    (18,392,000)           --      (18,392,000)
  Other, net................       (83,000)           --        (83,000)           --          (83,000)
                              ------------   -----------   ------------    ----------     ------------
    Total other
      (expenses)............   (18,194,000)           --    (18,194,000)           --      (18,194,000)
                              ------------   -----------   ------------    ----------     ------------
Loss before income tax
  benefit, and equity in
  losses of Subsidiary
  Guarantors................   (28,262,000)   (2,969,000)   (31,231,000)           --      (31,231,000)
Income tax benefit, net.....        63,000            --         63,000            --           63,000
                              ------------   -----------   ------------    ----------     ------------
Loss before equity in losses
  of Subsidiary
  Guarantors................   (28,199,000)   (2,969,000)   (31,168,000)           --      (31,168,000)
Equity in net losses of
  Subsidiary Guarantors.....    (2,969,000)           --     (2,969,000)    2,969,000               --
                              ------------   -----------   ------------    ----------     ------------
Net loss....................  $(31,168,000)  $(2,969,000)  $(34,137,000)   $2,969,000     $(31,168,000)
                              ============   ===========   ============    ==========     ============

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

   CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

                                             SUBSIDIARY                   CONSOLIDATION
                                 PARENT      GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                              ------------   -----------   ------------   -------------   ------------
Gross revenues..............  $ 22,858,000   $        --   $ 22,858,000    $       --     $ 22,858,000
Less commissions and fees...     2,309,000            --      2,309,000            --        2,309,000
                              ------------   -----------   ------------    ----------     ------------
Net revenues................    20,549,000            --     20,549,000            --       20,549,000

Operating expenses:
  Station operating
    expenses, excluding
    depreciation and
    amortization............    21,307,000            --     21,307,000            --       21,307,000
  Internet and publishing,
    excluding depreciation
    and amortization........     1,491,000            --      1,491,000            --        1,491,000
  Corporate, general and
    administrative
    expenses................     3,610,000            --      3,610,000            --        3,610,000
  Impairment loss on
    goodwill................       897,000            --        897,000            --          897,000
  Depreciation and
    amortization............     2,055,000     2,813,000      4,868,000                      4,868,000
                              ------------   -----------   ------------    ----------     ------------
    Total operating
      expenses..............    29,360,000     2,813,000     32,173,000            --       32,173,000
                              ------------   -----------   ------------    ----------     ------------
    Operating loss..........    (8,811,000)   (2,813,000)   (11,624,000)           --      (11,624,000)
Other income (expenses):
  Gain on sale of
    stations................     2,275,000            --      2,275,000            --        2,275,000
  Interest income...........       111,000            --        111,000            --          111,000
  Interest expense..........   (21,540,000)           --    (21,540,000)           --      (21,540,000)
  Other, net................         8,000            --          8,000            --            8,000
                              ------------   -----------   ------------    ----------     ------------
    Total other
      (expenses)............   (19,146,000)           --    (19,146,000)           --      (19,146,000)
                              ------------   -----------   ------------    ----------     ------------
Loss before income tax
  benefit, and equity in
  losses of Subsidiary
  Guarantors................   (27,957,000)   (2,813,000)   (30,770,000)           --      (30,770,000)
Income tax benefit, net.....        63,000            --         63,000            --           63,000
                              ------------   -----------   ------------    ----------     ------------
Loss before equity in losses
  of Subsidiary
  Guarantors................   (27,894,000)   (2,813,000)   (30,707,000)           --      (30,707,000)
Equity in net losses of
  Subsidiary Guarantors.....    (2,813,000)           --     (2,813,000)    2,813,000               --
                              ------------   -----------   ------------    ----------     ------------
Net loss....................  $(30,707,000)  $(2,813,000)  $(33,520,000)   $2,813,000     $(30,707,000)
                              ------------   -----------   ------------    ----------     ------------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000

                                                     SUBSIDIARY                 CONSOLIDATION
                                         PARENT      GUARANTORS    SUB-TOTAL     ADJUSTMENTS    CONSOLIDATED
                                       -----------   ----------   -----------   -------------   ------------
Net cash used in operating
  activities.........................   (6,587,000)         --     (6,587,000)           --      (6,587,000)
                                       -----------   ---------    -----------    ----------     -----------
Cash flows from investing activities:
  Purchase of property and
    equipment........................   (1,584,000)         --     (1,584,000)           --      (1,584,000)
  Sale of marketable securities......    5,964,000          --      5,964,000            --       5,964,000
  Decrease (Increase) in cash held in
    restricted investment............    1,132,000          --      1,132,000            --       1,132,000
  Cash received for radio stations
    sold.............................           --     352,000        352,000            --         352,000
  Investment in, and advances to,
    subsidiaries.....................      352,000    (352,000)            --            --              --
Other................................       35,000          --         35,000            --          35,000
                                       -----------   ---------    -----------    ----------     -----------
Net cash provided by (used in)
  investing activities...............    5,899,000          --      5,899,000            --       5,899,000
Cash flows from financing activities:
  Repayment of promissory notes......     (881,000)         --       (881,000)           --        (881,000)
  Change in cash and cash
    equivalents......................   (1,569,000)         --     (1,569,000)           --      (1,569,000)
Cash and cash equivalents at
  beginning of year..................    2,431,000          --      2,431,000            --       2,431,000
                                       -----------   ---------    -----------    ----------     -----------
Cash and cash equivalents at end of
  year...............................      862,000          --        862,000            --         862,000
                                       -----------   ---------    -----------    ----------     -----------

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001

                                                 SUBSIDIARY                   CONSOLIDATION
                                    PARENT       GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                 ------------   ------------   ------------   -------------   ------------
Net cash used in operating
  activities...................   (15,892,000)            --    (15,892,000)            --     (15,892,000)
                                 ------------   ------------   ------------    -----------    ------------
Cash flows from investing
  activities:
  Purchase of property and
    equipment..................      (851,000)            --       (851,000)            --        (851,000)
  Sale of marketable
    securities.................     1,895,000             --      1,895,000             --       1,895,000
  Purchase of marketable
    securities.................   (15,000,000)            --    (15,000,000)            --     (15,000,000)
  Decrease (Increase) in cash
    held in restricted
    investment.................      (534,000)            --       (534,000)            --        (534,000)
  Cash received for radio
    stations sold..............            --     32,692,000     32,692,000             --      32,692,000
  Investment in, and advances
    to, subsidiaries...........    32,692,000    (32,692,000)            --             --              --
Other..........................        22,000             --         22,000             --          22,000
                                 ------------   ------------   ------------    -----------    ------------
Net cash provided by (used in)
  investing activities.........    18,224,000             --     18,224,000                     18,224,000
Cash flows from financing
  activities:
  Cash received from bridge
    loan.......................    15,000,000             --     15,000,000             --      15,000,000
  Cash received from issuance
    of promissory note to
    related party..............     2,235,000             --      2,235,000             --       2,235,000
  Repayment of bridge loan.....   (15,000,000)            --    (15,000,000)            --     (15,000,000)
  Repayment of promissory
    notes......................    (2,235,000)            --     (2,235,000)            --      (2,235,000)
                                 ------------   ------------   ------------    -----------    ------------
  Change in cash and cash
    equivalents................     2,332,000             --      2,332,000             --       2,332,000
Cash and cash equivalents at
  beginning of year............       862,000             --        862,000             --         862,000
                                 ------------   ------------   ------------    -----------    ------------
Cash and cash equivalents at
  end of year..................     3,194,000             --      3,194,000             --       3,194,000
                                 ------------   ------------   ------------    -----------    ------------

    The condensed consolidating financial information has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. This summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(9) PROMISSORY NOTE

    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its Revolving Credit Facility. The lender declined to permit the Company to draw on the Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Revolving Credit Facility, the Company issued a promissory note (the "Affiliate Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from an affiliate of the Company in order to meet the Company's short-term capital needs. The amount outstanding under the Affiliate Promissory Note bore interest equal to the lower of (i) JPMorgan Chase's prime rate plus 2.0% or (ii) the highest rate permitted by New York Law, and it was due upon demand. The Company borrowed $2,235,000 under the Affiliate Promissory Note, and interest expense on the Affiliate Promissory Note during 2001 was $51,000. All amounts payable under the Affiliate Promissory Note were repaid on October 12, 2001 (see Note 3).

(10) BRIDGE LOAN

    On October 12, 2001, the Company obtained a new term loan facility (the "Bridge Loan") in the amount of $15,000,000. The Bridge Loan was obtained by the assignment of the Company's Revolving Credit Facility (the "Existing Credit Facility") from the Company's existing bank lender to a new lender. The Bridge Loan, which was repaid on October 31, 2001, bore interest at the rate of LIBOR plus 3%, or a Base Rate plus 2% at the option of the Company. Net proceeds of the Bridge Loan were used to pay the semi-annual interest on its Senior Discount Notes, and to repay indebtedness under the Affiliate Promissory Note (see discussion of liquidity and going concern in Note 3).

    On October 31, 2001, the Company completed the sale of its four Phoenix radio station properties, KEDJ-FM, KDDJ-FM, KBZR-FM and KSSL-FM, to Hispanic Broadcasting Corporation for an aggregate cash purchase price of $34,000,000. Proceeds from this sale were used to repay indebtedness under the Bridge Loan. For the year ended December 31, 2001, the Company paid interest and loan fees of $76,000 and $1,300,000, respectively.

(11) IMPAIRMENT LOSS ON GOODWILL

    The Company intents to utilize all its resources to build a major broadcast group. During 2001, the Company ceased the development and operation of its bilingual Internet portal, TodoAhora.com. The decision was made based upon management's evaluation of future revenue generation potential and the current resources needed to continue the portal's development and operation. The Company will now focus on its remaining publishing operations. The impairment loss on Internet goodwill was $897,000 for the year ended December 31, 2001.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(12) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases studio and office space, transmitter tower sites and office equipment under operating leases. Future minimum rental commitments for the remainder of the operating leases are as follows:

2002........................................................  $2,424,000
2003........................................................   1,557,000
2004........................................................     762,000
2005........................................................     303,000
2006........................................................      81,000
Thereafter..................................................      39,000
                                                              ----------
                                                              $5,166,000
                                                              ==========

    Rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $1,382,000, $1,960,000 and $2,267,000 respectively.

EMPLOYMENT CONTRACTS

    The Company has entered into various employment contracts with 11 individuals comprised of mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are as follows:

2002........................................................  $1,534,000
2003........................................................     150,000
                                                              ----------
                                                              $1,684,000
                                                              ==========

CONTINGENT LIABILITIES

    The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or liquidity of the Company.

(13) SUPPLEMENTARY INFORMATION--STATEMENT OF CASH FLOWS

    The Company acquired vehicles during the years ended December 31, 1999, 2000 and 2001 through issuance of notes payable amounting to $0, $50,000, and $78,000 respectively.

    Barter transactions resulted in sales of $841,000, $1,107,000 and $1,046,000 and related expenses of $947,000, $1,061,000 and $910,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

    Cash paid for interest during the years ended December 31, 1999, 2000 and 2001 amounted to $137,000, $40,000, and $17,183,000, respectively.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(14) INCOME TAXES

    Income tax expense for the year ended December 31, 1999, 2000 and 2001 is comprised of the following:

                                                           1999       2000       2001
                                                         --------   --------   --------
Deferred tax benefit...................................  $(63,000)   (63,000)   (63,000)
Other..................................................        --         --         --
                                                         --------   --------   --------
                                                         $(63,000)   (63,000)   (63,000)
                                                         ========   ========   ========

    The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate in 1999, 2000 and 2001 due to the following:

                                                  1999           2000           2001
                                               -----------   ------------   ------------
Federal income taxes at the statutory rate...  $(9,055,000)   (10,899,000)   (10,770,000)
State income taxes net of any amount of
  Federal income tax benefit.................   (1,322,000)    (1,523,000)    (1,480,000)
Valuation allowance..........................   10,279,000     12,327,000     12,198,000
Other........................................       35,000         32,000        (11,000)
                                               -----------   ------------   ------------
                                               $   (63,000)       (63,000)       (63,000)
                                               ===========   ============   ============

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

    The components of deferred taxes at December 31, 1999, 2000 and 2001 are as follows:

                                                            1999          2000          2001
                                                        ------------   -----------   -----------
Deferred tax assets:
  Net operating loss..................................  $ 10,077,000    16,794,000    23,523,000
  Other...............................................       206,000       240,000     2,615,000
  Book interest expense/Tax original issue discount
  ("OID") 11.25% Senior Notes.........................    11,950,000    19,823,000    27,695,000
                                                        ------------   -----------   -----------
                                                          22,233,000    36,857,000    53,833,000
                                                        ============   ===========   ===========
Deferred tax liabilities:
  Deferred gain.......................................    (2,831,000)   (2,679,000)   (2,619,000)
  Book/Tax basis difference from WRNJ-FM stock
  purchase............................................    (2,410,000)   (2,348,000)   (2,285,000)
  Depreciation and amortization.......................    (2,490,000)   (4,129,000)   (3,878,000)
  Payment on Senior Discount Notes....................            --            --    (4,294,000)
  Other...............................................    (1,062,000)   (1,871,000)   (2,668,000)
                                                        ------------   -----------   -----------
                                                          (8,793,000)  (11,027,000)  (15,774,000)
                                                        ============   ===========   ===========
Sub-Total before valuation allowance..................    13,440,000    25,830,000    38,089,000
Valuation Allowance...................................   (15,850,000)  (28,177,000)  (40,373,000)
                                                        ------------   -----------   -----------
Net deferred tax asset (liability)....................  $ (2,410,000)   (2,347,000)   (2,284,000)
                                                        ============   ===========   ===========

    The Company has approximately $57,000,000 of net operating loss carryforwards ("NOLs") for Federal income tax purposes. These NOLs begin to expire in 2017.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, based on projections for future taxable income over the periods in which the level of deferred tax assets are deductible, management believes that it is unlikely that the Company will realize the benefits of all these deductible differences. Accordingly, a valuation allowance of $40,373,000 has been provided for the deferred tax assets for the year ended December 31, 2001.

(15) CAPITAL STOCK AND RELATED TRANSACTIONS

    DESCRIPTION OF CAPITAL STOCK--The authorized capital stock of the Company consists of 120,000,000 shares of capital stock, par value $.01 per share, of which 80,000,000 shares are designated as Class A Common Stock and 20,000,000 shares are designated as Class B Common Stock. At December 31, 2001, 6,226,817 shares of Class A Common Stock were issued and outstanding and 8,250,458 shares of Class B Common Stock were issued and outstanding. In addition, 8,250,458 shares of Class A Common Stock are reserved for issuance upon conversion of the Class B Common Stock. Immediately prior to the consummation of the Initial Public Offering, there was one holder of Class A Common Stock and two holders of Class B Common Stock.

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(15) CAPITAL STOCK AND RELATED TRANSACTIONS (CONTINUED)
    The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions in respect to the shares of the Class B Common Stock.

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

(16) STOCK OPTION PLANS

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

    Shares of Class A Common Stock subject to an Award which terminates unexercised may again be subject to an Award under the 1998 Incentive Stock Plan. In addition, shares of Class A Common

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(16) STOCK OPTION PLANS (CONTINUED)
Stock surrendered to the Company in payment of the exercise price of applicable taxes upon exercise of an Award may also be used thereafter for additional Awards.

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

    On November 1, 1999, the Board of Directors granted stock options to purchase an aggregate of 770,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to certain employees and officers of the Company and certain other directors and advisors of the Company, at an exercise price of the then market value of $3.5625 per share. Also on November 1, 1999, the Board of Directors granted stock options to purchase an aggregate of 250,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to the new Chief Executive Officer of the Company, at an exercise price of $4.00 per share. On November 22, 1999, the Board of Directors granted stock

                              BIG CITY RADIO, INC.

                           DECEMBER 31, 2000 AND 2001

(16) STOCK OPTION PLANS (CONTINUED)
options to purchase an aggregate of 25,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to a key employee of the Company, at an exercise price of $5 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter.

    On September 6, 2000, the Board of Directors granted stock options to purchase an aggregate of 25,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to a key employee of the Company, at an exercise price of the then market value of $4.00 per share. On October 19, 2000, the Board of Directors granted stock options to purchase an aggregate of 20,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to a key employee of the Company, at an exercise price of the then market value of $3.375 per share. On November 20, 2000, the Board of Directors granted stock options to purchase an aggregate of 100,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to certain employees of the Company, at an exercise price of the then market value of $2.875 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter.

    On February 15, 2001, the Board of Directors granted stock options to purchase an aggregate of 15,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to certain employees of the Company, at an exercise price of the then market value of $4.50 per share. On July 17, 2001, the Board of Directors granted stock options to purchase an aggregate of 65,000 shares of Class A Common Stock under the amended 1999 Incentive Stock Plan to certain employees of the Company, at an exercise price of the then market value of $3.15 per share. The majority of these awards vest over a four-year period, with the first 20% vesting immediately at the date of the grant and the remainder vesting 20% per annum, thereafter

    Summary information pertaining to the plan for the year ended December 31, 2001 is as follow:

                                                                                              WEIGHTED
                                                        NUMBER OF      EXERCISE PRICE         AVERAGE
                                                         SHARES          PER SHARE         EXERCISE PRICE
                                                        ---------   --------------------   --------------
Outstanding at beginning of year......................  1,964,100   $      2.875--7.8125        $4.67
Granted...............................................     80,000            3.15 --4.50         3.40
Exercised.............................................         --                     --           --
Cancelled.............................................    173,850         3.4375--7.8125         6.03
Outstanding at end of year............................  1,870,250          2.875--7.8125         4.49
                                                        ---------
Exercisable at end of year............................  1,369,917          2.875--7.8125         4.64
                                                        =========
Available for grant at end of year....................  1,629,750
                                                        =========

    At December 31, 2001, the weighted average remaining contractual life of all outstanding options was 7.43 years.

    The following table summarizes information concerning currently outstanding and exercisable stock options as of December 31, 2001:

                           OPTIONS OUTSTANDING AT         OPTIONS EXERCISABLE AT
                             DECEMBER 31, 2001              DECEMBER 31, 2001
                        ----------------------------   ----------------------------
                                        WEIGHTED-                       WEIGHTED
      RANGE OF            NUMBER         AVERAGE         NUMBER         AVERAGE
   EXERCISE PRICES      OUTSTANDING   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
   ---------------      -----------   --------------   -----------   --------------
         $2.875--4.00    1,305,250         $3.56          910,917         $3.61
          4.063--5.00       65,000          4.57           38,000          4.60
         6.00 --7.813      500,000          6.92          421,000          6.88
                         ---------                      ---------
                         1,870,250          4.49        1,369,917          4.64
                         =========                      =========

    Summary information pertaining to the plan for the year ended December 31, 2000 is as follows:

                                                                               WEIGHTED
                                       NUMBER OF       EXERCISE PRICE          AVERAGE
                                        SHARES           PER SHARE          EXERCISE PRICE
                                       ---------   ----------------------   --------------
Outstanding at beginning of year.....  2,193,300   $       4.375 --7.8125        $5.00
Granted..............................    145,000             2.875 --4.00         3.14
Exercised............................      8,000            3.5625--4.375         4.17
Cancelled............................    366,200           3.4375--7.8125         6.02
Outstanding at end of year...........  1,964,100           2.875 --7.8125         4.67
                                       ---------
Exercisable at end of year...........  1,133,400           2.875 --7.8125         4.87
                                       =========
Available for grant at end of year...  1,535,900
                                       =========

    At December 31, 2000, the weighted average remaining contractual life of all outstanding options was 8.34 years.

    Summary information pertaining to the plan for the year ended December 31, 1999 is as follows:

                                                                               WEIGHTED
                                       NUMBER OF       EXERCISE PRICE          AVERAGE
                                        SHARES           PER SHARE          EXERCISE PRICE
                                       ---------   ----------------------   --------------
Outstanding at beginning of year.....    924,800   $       4.375 --7.8125        $7.00
Granted..............................  1,312,500             3.4375--5.00         3.67
Exercised............................         --                       --           --
Cancelled............................     44,000           4.375 --7.8125         7.42
Outstanding at end of year...........  2,193,300           3.4375--7.8125         5.00
                                       ---------
Exercisable at end of year...........  1,001,550           3.4375--7.8125         5.15
                                       =========
Available for grant at end of year...  1,306,700                                    --
                                       =========

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

    In 1999, 2000 and 2001, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                          1999           2000           2001
                                      ------------   ------------   ------------
Net income (loss):
  As reported.......................  $(25,808,000)  $(31,168,000)  $(30,707,000)
  Pro forma.........................   (27,825,000)   (32,869,000)   (32,804,000)
Earnings (loss) per share:
  As reported.......................         (1.83)         (2.15)         (2.12)
  Pro forma.........................         (1.97)         (2.27)         (2.27)

    At December 31, 1999, 2000, and 2001 the per share weighted average fair value of stock options granted was $2.41, $1.99 and $2.14, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 5.85%, expected volatility of 50% and an expected life of 10 years for options granted in 1999; expected dividend yield of 0%, risk-free interest rate of 4.93%, expected volatility of 50% and an expected life of 10 years for options granted in 2000; expected dividend yield of 0%, risk-free interest rate of 5.0%, expected volatility of 95% and an expected life of 10 years for options granted in February 2001; expected dividend yield of 0%, risk-free interest rate of 3.25%, expected volatility of 105% and an expected life of 10 years for options granted in July 2001.

(17) UNAUDITED QUARTERLY RESULTS

    The following tables contain selected unaudited consolidated statement of operations for each quarter of fiscal years 2001 and 2000.

                                                      FISCAL YEAR 2001
                                          -----------------------------------------
                                            4TH        3RD        2ND        1ST
                                          QUARTER    QUARTER    QUARTER    QUARTER
                                          --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues............................  $ 4,482    $ 6,011    $ 5,831    $ 4,225
Operating loss..........................   (3,227)    (1,704)    (2,671)    (4,022)
Net loss................................   (7,189)    (7,008)    (7,715)    (8,795)
Loss per common share:
  Basic and diluted:....................  $ (0.50)   $ (0.48)   $ (0.53)   $ (0.61)
Weighted average shares outstanding:
  Basic and diluted.....................   14,477     14,477     14,477     14,477

                                                      FISCAL YEAR 2000
                                          -----------------------------------------
                                            4TH        3RD        2ND        1ST
                                          QUARTER    QUARTER    QUARTER    QUARTER
                                          --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues............................  $ 5,506    $ 6,874    $ 6,815    $ 4,646
Operating loss..........................   (3,411)    (2,440)    (2,862)    (4,324)
Net loss................................   (8,199)    (6,982)    (7,331)    (8,656)
Loss per common share:
  Basic and diluted:....................  $ (0.57)   $ (0.48)   $ (0.51)   $ (0.60)
Weighted average shares outstanding:
  Basic and diluted.....................   14,477     14,477     14,475     14,469

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 5, 2002.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 5, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 5, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 5, 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statement, Financial Statement Schedules and Exhibits

1. FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of KPMG LLP, Independent Auditors....................     39
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................     40
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001..........................     41
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................     42
Consolidated Statement of Stockholders' Equity (Deficit)....     43
Notes to Consolidated Financial Statements..................     44

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

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
        10.10           Form of Registration Rights Agreement between Big City
                        Radio, Inc., Stuart Subotnick and Anita Subotnick
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Registration Statement on Form S-1 (File No. 333-36449)).
        10.11           Second Amended and Restated Credit Agreement, dated as of
                        March 17, 1998, among the Company, the Subsidiary Guarantors named therein, the lenders named therein and The Chase
                        Manhattan Bank (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
        10.12           Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and Chase
                        Securities, Inc., Donaldson, Lufkin & Jenrette Securities
                        Corporation, BT Alex Brown Incorporated and ING Barings
                        (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
        10.13           Exchange and Registration Rights Agreement, dated as of
                        March 17, 1998, among the Company, the Subsidiary Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin &
                        Jenrette Securities Corporation, BT Alex Brown Incorporated
                        and ING Barings (U.S.) Securities, Inc. as initial
                        purchasers (incorporated by reference to Exhibit 10.12 to
                        the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
        10.14           Asset Purchase Agreement, dated April 20, 1998, between the
                        Company and Darrel Peters Productions, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                        Form 8-K filed on October 14, 1998).
        10.15           Trade Agreement, dated April 20, 1998, between the Company and Darrel Peters Productions, Inc. (incorporated by
                        reference to Exhibit 2.2 to the Company's Current Report on
                        Form 8-K filed on October 14, 1998).
        10.16           Promissory Note, dated May 8, 2001, between the Company and
                        Stuart Subotnick.
        10.17           Asset Purchase Agreement, dated September 4, 2001, between the Company and HBC Phoenix, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
                        filed on November 15, 2001).
        10.18           Assignment and Acceptance Agreement, dated October 12, 2001, between The Chase Manhattan Bank and UBS AG, Stamford
                        Branch.
        10.19           Third Amended and Restated Credit Agreement, dated
                        October 12, 2001, among the Company, the several lenders
                        from time to time parties hereto, and UBS AG, Stamford
                        Branch.
        21.1            List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
        24.1            Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

------------------------

    (b) Reports on Form 8-K:

    The registrant filed a Current Report on Form 8-K on November 15, 2001, reporting the sale of Phoenix station properties. The Report included the pro forma financial information of the business sold.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ STUART SUBOTNICK
     -------------------------------------------       Chairman of the Board of        March 29, 2002
                  Stuart Subotnick                       Directors

                                                       President, Chief Executive
              /s/ CHARLES M. FERNANDEZ                   Officer and Director
     -------------------------------------------         (Principal Executive          March 29, 2002
                Charles M. Fernandez                     Officer)

                                                       Vice President, Chief
                 /s/ PAUL R. THOMSON                     Financial Officer and
     -------------------------------------------         Treasurer (Principal          March 29, 2002
                   Paul R. Thomson                       Financial and Accounting
                                                         Officer)

                 /s/ ANITA SUBOTNICK
     -------------------------------------------       Director                        March 29, 2002
                   Anita Subotnick

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ SILVIA KESSEL
     -------------------------------------------       Executive Vice President and    March 29, 2002
                    Silvia Kessel                        Director

                /s/ DAVID A. PERSING                   Executive Vice President,
     -------------------------------------------         General Counsel, Secretary    March 29, 2002
                  David A. Persing                       and Director

                /s/ LEONARD L. WHITE
     -------------------------------------------       Director                        March 29, 2002
                  Leonard L. White

                /s/ MICHAEL H. BOYER
     -------------------------------------------       Director                        March 29, 2002
                  Michael H. Boyer

                                  SCHEDULE II
                              BIG CITY RADIO, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   CHARGED TO                             BALANCE AT
                                           BEGINNING    COSTS AND      OTHER     DEDUCTIONS/     END OF
                                           OF PERIOD    PURCHASES     CHARGES    WRITE-OFFS      PERIOD
                                           ----------   ----------   ---------   -----------   ----------
Allowances for doubtful accounts, etc.
  (deducted from current receivables):

Year ended December 31, 1999.............   $119,000     $241,000    $     --     $(125,000)    $235,000

Year ended December 31, 2000.............   $235,000     $796,000    $     --     $(693,000)    $338,000

Year ended December 31, 2001.............   $338,000     $704,000    $     --     $(584,000)    $458,000

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
         3.1            Form of Amended and Restated Certificate of Incorporation of
                        Big City Radio, Inc. (incorporated by reference to Exhibit
                        3.1 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
         3.2            Form of Amended and Restated Bylaws of Big City Radio, Inc.
                        (incorporated by reference to Exhibit 3.2 to the Company's
                        Registration Statement on Form S-1 (File No. 333-36449)).
         4.1            Specimen Class A Common Stock Certificate of Big City Radio,
                        Inc. (incorporated by reference to Exhibit 4.1 to the
                        Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
         4.2            Indenture, dated as of March 17, 1998, among the Company,
                        the Subsidiary Guarantors named therein and First Trust
                        National Association as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K
                        for the fiscal year ended December 31, 1997).
         4.3            Form of 11 1/4% Senior Discount Note due 2005 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
        10.1            Big City Radio, Inc. 1997 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration
                        Statement on Form S-1 (File No. 333-36449)).
        10.2            Big City Radio, Inc. 1998 Incentive Stock Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the May 12, 1998 Annual Meeting (File No. 001-13715)).
        10.3            Employment Agreement, between Big City Radio, Inc. and
                        Michael Kakoyiannis (incorporated by reference to Exhibit
                        10.2 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
        10.4            Form of Employment Agreement, between Big City Radio, Inc.
                        and Paul R. Thomson (incorporated by reference to Exhibit
                        10.3 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
        10.5            Form of Employment Agreement, between Big City Radio, Inc.
                        and Steven G. Blatter (incorporated by reference to Exhibit
                        10.4 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
        10.6            Form of Employment Agreement, between Big City Radio, Inc.
                        and Alan D. Kirschner (incorporated by reference to Exhibit
                        10.5 to the Company's Registration Statement on Form S-1
                        (File No. 333-36449)).
        10.7            Agreement and Plan of Merger, dated May 20, 1996, between Q
                        Broadcasting, Inc. and Odyssey Communications, Inc.
                        (incorporated by reference to Exhibit 10.6 to the Company's
                        Registration Statement on Form S-1 (File No. 333-36449)).
        10.8            Amended and Restated Credit Agreement between Big City
                        Radio, Inc. and The Chase Manhattan Bank (incorporated by
                        reference to Exhibit 10.7 to the Company's Registration
                        Statement on Form S-1 (File No. 333-36449)).
        10.9            Form of Registration Rights Agreement between Big City
                        Radio, Inc. and Michael Kakoyiannis (incorporated by
                        reference to Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 (File No. 333-36449)).
        10.10           Form of Registration Rights Agreement between Big City
                        Radio, Inc., Stuart Subotnick and Anita Subotnick
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Registration Statement on Form S-1 (File No. 333-36449)).
        10.11           Second Amended and Restated Credit Agreement, dated as of
                        March 17, 1998, among the Company, the Subsidiary Guarantors named therein, the lenders named therein and The Chase
                        Manhattan Bank (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
        10.12           Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and Chase
                        Securities, Inc., Donaldson, Lufkin & Jenrette Securities
                        Corporation, BT Alex Brown Incorporated and ING Barings
                        (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
        10.13           Exchange and Registration Rights Agreement, dated as of
                        March 17, 1998, among the Company, the Subsidiary Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin &
                        Jenrette Securities Corporation, BT Alex Brown Incorporated
                        and ING Barings (U.S.) Securities, Inc. as initial
                        purchasers (incorporated by reference to Exhibit 10.12 to
                        the Company's annual Report on Form 10-K for the fiscal year ended December 31, 1997).
        10.14           Asset Purchase Agreement, dated April 20, 1998, between the
                        Company and Darrel Peters Productions, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                        Form 8-K filed on October 14, 1998).
        10.15           Trade Agreement, dated April 20, 1998, between the Company and Darrel Peters Productions, Inc. (incorporated by
                        reference to Exhibit 2.2 to the Company's Current Report on
                        Form 8-K filed on October 14, 1998).
        10.16           Promissory Note, dated May 8, 2001, between the Company and
                        Stuart Subotnick.
        10.17           Asset Purchase Agreement, dated September 4, 2001, between the Company and HBC Phoenix, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
                        filed on November 15, 2001).
        10.18           Assignment and Acceptance Agreement, dated October 12, 2001, between The Chase Manhattan Bank and UBS AG, Stamford
                        Branch.
        10.19           Third Amended and Restated Credit Agreement, dated October
                        12, 2001, among the Company, the several lenders from time to time parties hereto, and UBS AG, Stamford Branch.
        21.1            List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
        24.1            Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).