Form 10-Q
period 2002-03-31
BIG CITY RADIO INC
filed 2002-05-15
CIK 1046284

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

                      FOR THE PERIOD ENDED MARCH 31, 2002

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

     110 EAST 42ND STREET, NEW YORK, NEW YORK 10017
  (Address and zip code of principal executive offices)

                     (212) 599-3510
  (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A common stock and Class B common stock outstanding as of April 26, 2002 was 6,226,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.
                         PART 1--FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets.................................      3

         Consolidated Statement of Operations........................      4

         Consolidated Statement of Cash Flows........................      5

         Consolidated Statement of Stockholders' Equity
         (Deficiency)................................................      6

         Notes to Consolidated Financial Statements..................   7-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  16-24

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     24

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     25

Item 2.  Changes in Securities and Use of Proceeds...................     25

Item 3.  Defaults Upon Senior Securities.............................     25

Item 4.  Submission of Matters to a Vote of Security Holders.........     25

Item 5.  Other Information...........................................     25

Item 6.  Exhibits and Reports on Form 8-K............................     25

Signatures...........................................................     26

ITEM 1. FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,     DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   1,365,000   $  3,194,000
  Cash held in investment, restricted.......................      1,324,000      1,336,000
  Marketable securities.....................................      5,277,000     15,000,000
  Accounts receivable, net of allowance of $506,000 and
    $458,000 in 2002 and 2001, respectively.................      2,827,000      3,817,000
  Interest receivable.......................................         18,000         21,000
  Prepaid expenses and other current assets.................        947,000        602,000
                                                              -------------   ------------
Total current assets........................................     11,758,000     23,970,000
Property and equipment, net.................................      4,589,000      5,206,000
Intangibles, net............................................     77,063,000     77,063,000
Deferred financing fees, net................................      1,931,000      2,094,000
Other assets................................................        110,000        112,000
                                                              -------------   ------------
Total assets................................................  $  95,451,000   $108,445,000
                                                              =============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   1,382,000   $  1,428,000
  Accrued expenses..........................................      1,383,000      1,988,000
  Interest payable..........................................        912,000      5,873,000
  Other current liabilities.................................         78,000         79,000
                                                              -------------   ------------
Total current liabilities...................................      3,755,000      9,368,000
                                                              -------------   ------------
Long-term liabilities:
  Senior discount notes.....................................    174,000,000    174,000,000
  Other long-term liabilities...............................        414,000        420,000
  Deferred income tax liabilities...........................      2,268,000      2,284,000
Commitments, contingencies and going concern
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 2002 and
    2001....................................................             --             --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,226,817
    shares in 2002 and 2001.................................         62,000         62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2002 and 2001.................................         83,000         83,000
Additional paid-in capital..................................     29,492,000     29,492,000
Accumulated deficit.........................................   (114,623,000)  (107,264,000)
                                                              -------------   ------------
                                                                (84,986,000)   (77,627,000)
                                                              -------------   ------------
Total liabilities and stockholders' equity (deficiency).....  $  95,451,000   $108,445,000
                                                              =============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                 2002          2001
                                                              -----------   -----------
Gross revenues..............................................  $ 3,707,000   $ 4,662,000
  Less: commissions and fees................................      292,000       437,000
                                                              -----------   -----------
    Net revenues............................................    3,415,000     4,225,000

Operating expenses:
  Station operating expenses, excluding depreciation and
    amortization............................................    4,259,000     5,665,000
  Internet and publishing expense, excluding depreciation
    and amortization........................................      293,000       480,000
  Corporate, general and administrative expenses............      863,000       845,000
  Depreciation and amortization.............................      403,000     1,257,000
                                                              -----------   -----------
    Total operating expenses................................    5,818,000     8,247,000
                                                              -----------   -----------
      Operating loss........................................   (2,403,000)   (4,022,000)

Other income (expenses):
  Interest income...........................................       74,000        22,000
  Interest expense..........................................   (4,992,000)   (4,781,000)
  Other, net................................................      (54,000)      (30,000)
                                                              -----------   -----------
    Total other expenses....................................   (4,972,000)   (4,789,000)

Loss before income taxes....................................   (7,375,000)   (8,811,000)
Income tax benefit, net.....................................       16,000        16,000
                                                              -----------   -----------
    Net loss................................................  $(7,359,000)  $(8,795,000)
                                                              ===========   ===========

Basic and diluted loss per share:
    Net loss................................................  $     (0.51)  $     (0.61)
                                                              ===========   ===========
Weighted average shares outstanding.........................   14,477,000    14,477,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                  2002          2001
                                                              ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $ (7,359,000)  $(8,795,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       403,000     1,257,000
    Non cash interest.......................................       163,000     3,868,000
    Non cash change in other comprehensive loss.............            --         9,000
    Deferred income taxes...................................       (16,000)      (16,000)
    Loss (gain) on sale of fixed assets.....................        28,000        (1,000)
    Change in operating assets and liabilities, net of
      acquisitions:
      (Increase) decrease in assets:
        Accounts receivable.................................       990,000     1,175,000
        Interest receivable.................................         3,000        27,000
        Prepaid expenses and other current assets...........      (345,000)     (355,000)
        Other assets........................................         2,000       (23,000)
      Increase (decrease) in liabilities:
        Accounts payable....................................       (46,000)      411,000
        Accrued expenses....................................      (605,000)     (688,000)
        Interest payable....................................    (4,961,000)      912,000
        Other liabilities...................................        (7,000)       83,000
                                                              ------------   -----------
          Net cash used in operating activities.............   (11,750,000)   (2,136,000)
                                                              ------------   -----------

Cash flows from investing activities:
  Purchase of property and equipment........................      (109,000)     (153,000)
  Sales of marketable securities............................     9,723,000     1,495,000
  Decrease (increase) in cash held in restricted
    investment..............................................        12,000       (10,000)
  Cash received for disposal of fixed assets................       295,000        20,000
                                                              ------------   -----------
          Net cash provided by investing activities.........     9,921,000     1,352,000
                                                              ------------   -----------

Cash flows from financing activities:.......................            --            --
                                                              ------------   -----------
          Change in cash and cash equivalents...............    (1,829,000)     (784,000)
Cash and cash equivalents at beginning of period............     3,194,000       862,000
                                                              ------------   -----------
Cash and cash equivalents at end of period..................  $  1,365,000   $    78,000
                                                              ============   ===========

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                     COMMON STOCK        ADDITIONAL
                                 ---------------------     PAID-IN      ACCUMULATED
                                   SHARES      AMOUNT      CAPITAL        DEFICIT         TOTAL
                                 ----------   --------   -----------   -------------   ------------
Balance at December 31,2001....  14,477,275   $145,000   $29,492,000   $(107,264,000)  $(77,627,000)
Net loss.......................          --         --            --      (7,359,000)    (7,359,000)
                                 ----------   --------   -----------   -------------   ------------
Balance at March 31, 2002......  14,477,275   $145,000   $29,492,000   $(114,623,000)  $(84,986,000)
                                 ==========   ========   ===========   =============   ============

          See accompanying notes to consolidated financial statements.

                              BIG CITY RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The Company owns and operates radio stations in three of the largest radio markets in the United States. The Company's radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

    The Company owns Hispanic Internet Holdings, Inc. which owns United Publishers of Florida, Inc., which publishes the Hispanic music trade magazine, "Disco," a graphic design business and the LatinMusicTrends.com website. The Company also owns Independent Radio Rep, LLC, an in-house rep firm to represent it in generating national business.

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the three months ended March 31, 2002 and 2001, the Company had losses from continuing operations. The Company had antidilutive options amounting to 1,835,000 and 1,921,000 at March 31, 2002 and 2001, respectively, which were not included in the computation of diluted EPS.

                              BIG CITY RADIO, INC.

3. ACQUIRED INTANGIBLE ASSETS AND GOODWILL

    The change in the carrying amount of unamortized intangible assets are as follows (in thousands):

                                                 DECEMBER 31, 2001   MARCH 31, 2002
                                                 -----------------   --------------
Broadcast license..............................       $76,955           $76,955
Goodwill.......................................           108               108
                                                      -------           -------
                                                      $77,063           $77,063
                                                      =======           =======

    The amortization expense on broadcast license was $0 and $736,000 for the three months ended March 31, 2002 and 2001, respectively. The amortization expense on goodwill was $0 and $86,000 for the three months ended March 31, 2002 and 2001, respectively.

    The following table presents net loss (in thousands) and basic and diluted net loss per share as if the broadcast license and goodwill had not been amortized during the periods presented.

                                                               FOR THE THREE
                                                                  MONTHS
                                                              ENDED MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Reported net loss.........................................  $(7,359)   $(8,795)
Add back: Goodwill amortization...........................                  86
Add back: Broadcast license amortization..................                 736
                                                            -------    -------
Adjusted net loss.........................................  $(7,359)   $(7,973)
                                                            =======    =======
Basic and diluted net loss per share:
  Reported net loss.......................................  $ (0.51)   $ (0.61)
  Add back: Goodwill amortization.........................                0.01
  Add back: Broadcast license amortization................                0.05
                                                            -------    -------
  Adjusted net loss.......................................  $ (0.51)   $ (0.55)
                                                            =======    =======

4. RECENT ACCOUNTING PRONOUNCEMENTS

    BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2001, the Financial Accounting Standards Board or FASB issued
SFAS 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.
SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

                              BIG CITY RADIO, INC.

4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 has been amortized through December 31, 2001.

    SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and goodwill that was acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in business combinations accounted for using the purchase method, and made any necessary amortization period adjustments. In addition, to the extent the Company identified an intangible asset as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss is measured as of the date of adoption and is recognized as the cumulative effect of a change in accounting principle.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    In accordance with SFAS 142, the Company discontinued the amortization of goodwill and intangible assets (comprised of broadcast license) effective January 1, 2002. During the quarter ended March 31, 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill and intangible assets. As of March 31, 2002, the Company has unamortized goodwill in the amount of $108,000 and unamortized broadcast license in the amount of $76,955,000.

    ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
     DISPOSED OF

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), which supersedes both SFAS
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that

                              BIG CITY RADIO, INC.

4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

    The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the financial position, cash flows, or results of operations of the Company.

5. SENIOR DISCOUNT NOTES

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, of 11.25% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.8 million to repay outstanding indebtedness under its previous credit facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and the remaining proceeds were used for general working capital purposes. On March 15, 2001, the Notes commenced accruing interest at 11 1/4% per annum. Semi-annual cash interest payments of $9.8 million commenced on September 15, 2001. (See note 6.)

    SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the Notes (the "Indenture"), the direct subsidiaries of Big City Radio, Inc.--consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C. (collectively, the "Subsidiary Guarantors")--have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

    All of the then existing Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station Subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies formed for the sole purpose of holding the Company's Federal Communications Commission ("FCC") radio licenses. The operating agreements for the Station Subsidiaries limit the activities of these companies to owning the FCC radio licenses. Odyssey Traveling Billboards, Inc. owns and operates certain vehicles used to advertise for the Company's radio stations. Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey Travelling Billboards, Inc. is similarly a special purpose corporation with no income and only expenses.

                              BIG CITY RADIO, INC.

5. SENIOR DISCOUNT NOTES (CONTINUED)
    The covenants in the Notes and the Indenture (as such term is defined below) do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

    Accordingly, set forth below is certain condensed consolidating financial information for the parent company of Big City Radio, Inc. and its Subsidiary Guarantors, as of March 31, 2002 and for the three months ended March 31, 2001 and 2002.

                          CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002

                                                              SUBSIDIARY                    CONSOLIDATION
                                                PARENT        GUARANTORS      SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                             -------------   ------------   -------------   -------------   -------------
Assets
Current Assets
  Cash and cash equivalents................  $   6,642,000   $         --   $   6,642,000   $         --    $   6,642,000
  Cash held in investment, restricted......      1,324,000             --       1,324,000             --        1,324,000
  Accounts receivable, net of allowance....      2,827,000             --       2,827,000             --        2,827,000
  Interest receivable......................         18,000             --          18,000             --           18,000
  Prepaid expenses and other current
    assets.................................        947,000             --         947,000             --          947,000
                                             -------------   ------------   -------------   ------------    -------------
      Total current assets.................     11,758,000             --      11,758,000             --       11,758,000
Property and equipment, net................      4,589,000             --       4,589,000             --        4,589,000
Investment in, and advances to
  subsidiaries.............................     76,955,000             --      76,955,000    (76,955,000)              --
Intangibles, net...........................        108,000     76,955,000      77,063,000             --       77,063,000
Deferred financing fees, net...............      1,931,000             --       1,931,000             --        1,931,000
Other assets...............................        110,000             --         110,000             --          110,000
                                             -------------   ------------   -------------   ------------    -------------
Total assets...............................  $  95,451,000   $ 76,955,000   $ 172,406,000   $(76,955,000)   $  95,451,000
                                             =============   ============   =============   ============    =============

Liabilities and stockholders' equity
  (deficiency)
  Accounts payable.........................  $   1,382,000   $         --   $   1,382,000   $         --    $   1,382,000
  Accrued expenses.........................      1,383,000             --       1,383,000             --        1,383,000
  Interest payable.........................        912,000             --         912,000             --          912,000
  Other current liabilities................         78,000             --          78,000             --           78,000
                                             -------------   ------------   -------------   ------------    -------------
      Total current liabilities............      3,755,000             --       3,755,000             --        3,755,000

Long-term liabilities
  Senior discount notes....................    174,000,000             --     174,000,000             --      174,000,000
  Deferred income tax liabilities and other
    long-term liabilities..................      2,682,000             --       2,682,000             --        2,682,000
  Intercompany balances....................             --     88,558,000      88,558,000    (88,558,000)              --
                                             -------------   ------------   -------------   ------------    -------------
  Total long-term liabilities..............    176,682,000     88,558,000     265,240,000    (88,558,000)     176,682,000
Stockholders' equity (deficiency) Preferred
  and common stock, and additional paid-in
  capital..................................     29,637,000             --      29,637,000             --       29,637,000
  Accumulated deficit......................   (114,623,000)   (11,603,000)   (126,226,000)    11,603,000     (114,623,000)
                                             -------------   ------------   -------------   ------------    -------------
Total liabilities and stockholders' equity
  (deficiency).............................  $  95,451,000   $ 76,955,000   $ 172,406,000   $(76,955,000)   $  95,451,000
                                             =============   ============   =============   ============    =============

                              BIG CITY RADIO, INC.

5. SENIOR DISCOUNT NOTES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2001

                                                SUBSIDIARY                 CONSOLIDATION
                                    PARENT      GUARANTORS    SUB-TOTAL     ADJUSTMENTS    CONSOLIDATED
                                  -----------   ----------   -----------   -------------   ------------
Gross revenues..................  $ 4,662,000   $      --    $ 4,662,000     $     --      $ 4,662,000
Less commissions and fees.......      437,000          --        437,000           --          437,000
                                  -----------   ---------    -----------     --------      -----------
Net revenues....................    4,225,000          --      4,225,000           --        4,225,000

Operating expenses:
  Station operating expenses,
    excluding depreciation and
    amortization................    5,665,000          --      5,665,000           --        5,665,000
  Internet and publishing,
    excluding depreciation and
    amortization................      480,000          --        480,000           --          480,000
  Corporate, general and
    administrative expense......      845,000          --        845,000           --          845,000
  Depreciation and
    amortization................      521,000     736,000      1,257,000           --        1,257,000
                                  -----------   ---------    -----------     --------      -----------
    Total operating expenses....    7,511,000     736,000      8,247,000           --        8,247,000
      Operating loss............   (3,286,000)   (736,000)    (4,022,000)          --       (4,022,000)

Other income (expenses)
  Interest income...............       22,000          --         22,000           --           22,000
  Interest expense..............   (4,781,000)         --     (4,781,000)          --       (4,781,000)
  Other, net....................      (30,000)         --        (30,000)          --          (30,000)
                                  -----------   ---------    -----------     --------      -----------
    Total other expenses........   (4,789,000)         --     (4,789,000)          --       (4,789,000)

Loss before income tax benefit,
  and equity in losses of
  Subsidiary Guarantors.........   (8,075,000)   (736,000)    (8,811,000)          --       (8,811,000)
Income tax benefit, net.........       16,000          --         16,000           --           16,000
                                  -----------   ---------    -----------     --------      -----------
Loss before equity in losses of
  Subsidiary Guarantors.........   (8,059,000)   (736,000)    (8,795,000)          --       (8,795,000)
Equity in net losses of
  Subsidiary Guarantors.........     (736,000)         --       (736,000)     736,000               --
                                  -----------   ---------    -----------     --------      -----------
Net loss........................   (8,795,000)   (736,000)    (9,531,000)     736,000       (8,795,000)
                                  ===========   =========    ===========     ========      ===========

                              BIG CITY RADIO, INC.

5. SENIOR DISCOUNT NOTES (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2002

                                               SUBSIDIARY                  CONSOLIDATION
                                   PARENT      GUARANTORS     SUB-TOTAL     ADJUSTMENTS    CONSOLIDATED
                                 -----------   -----------   -----------   -------------   ------------
Gross revenues.................  $ 3,707,000   $        --   $ 3,707,000    $        --    $ 3,707,000
Less commissions and fees......      292,000            --       292,000             --        292,000
                                 -----------   -----------   -----------    -----------    -----------
Net revenues...................    3,415,000            --     3,415,000             --      3,415,000

Operating expenses:
  Station operating expenses,
    excluding depreciation and
    amortization...............    4,259,000            --     4,259,000             --      4,259,000
  Internet and publishing,
    excluding depreciation and
    amortization...............      293,000            --       293,000             --        293,000
  Corporate, general and
    administrative expenses....      863,000            --       863,000             --        863,000
  Depreciation and
    amortization...............      403,000            --       403,000             --        403,000
                                 -----------   -----------   -----------    -----------    -----------
    Total operating expenses...    5,818,000            --     5,818,000             --      5,818,000
      Operating loss...........   (2,403,000)           --    (2,403,000)            --     (2,403,000)

Other income (expenses)
  Interest income..............       74,000            --        74,000             --         74,000
  Interest expense.............   (4,992,000)           --    (4,992,000)            --     (4,992,000)
  Other, net...................      (54,000)           --       (54,000)            --        (54,000)
                                 -----------   -----------   -----------    -----------    -----------
    Total operating expenses...   (4,972,000)           --    (4,972,000)            --     (4,972,000)

Loss before income tax benefit,
  and equity in losses of
  Subsidiary Guarantors........   (7,375,000)           --    (7,375,000)            --     (7,375,000)
Income tax benefit, net........       16,000            --        16,000             --         16,000
                                 -----------   -----------   -----------    -----------    -----------
Loss before equity in losses of
  Subsidiary Guarantors........   (7,359,000)           --    (7,359,000)            --     (7,359,000)
Equity in net losses of
  Subsidiary Guarantors........           --            --            --             --             --
                                 -----------   -----------   -----------    -----------    -----------
Net loss.......................   (7,359,000)           --    (7,359,000)            --     (7,359,000)
                                 ===========   ===========   ===========    ===========    ===========

                              BIG CITY RADIO, INC.

5. SENIOR DISCOUNT NOTES (CONTINUED)
    This summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

6. LIQUIDITY AND GOING CONCERN

    The Company has incurred substantial net losses since inception primarily due to the broadcast cash flow deficits of the start up of its radio stations. In addition, since the majority of its broadcast properties are in stages of development, either as a result of pending FCC applications that, if granted, will permit the Company to effect engineering enhancements or upgrades, or as a result of having recently changed formats, the Company expects to generate significant net losses for the foreseeable future. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying unaudited consolidated financial statements as a result of this uncertainty.

    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its Revolving Credit Facility. The lender declined to permit the Company to draw on this Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Revolving Credit Facility, the Company issued a promissory note (the "Affiliate Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from an affiliate of the Company in order to meet the Company's short-term working capital needs. All amounts payable under the Promissory Note were repaid on October 12, 2001 from proceeds available from Bridge Loan (see below).

    Cash interest commenced accruing on the Company's Notes on March 15, 2001 and semi-annual payments commenced on September 15, 2001. The Company failed to make the initial interest payment on September 15, 2001. However, under the terms of the Notes' Indenture, there is a grace period of thirty days in which to pay the interest due. On October 12, 2001, the Company obtained the Bridge Loan, and used the proceeds from borrowing under the Bridge Loan to pay the September 15, 2001 Note interest payment and applicable additional interest, and to repay the indebtedness and accrued interest on the Affiliate Promissory Note.

    On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34 million. The Company used a portion of the proceeds from this sale to repay indebtedness under the Bridge Loan and will use the remainder to fund ongoing operations. Management believes the proceeds from the sale of the Phoenix stations will provide sufficient capital to satisfy its liquidity requirements for the period preceding September 15, 2002, the date on which the $9.8 million semi-annual interest payment is due on the Notes. However, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service. Management believes that its long-term liquidity can be satisfied through a combination of achieving positive operating results and cash flows through revenue growth and control of operating expenses and the raising of additional equity and/or the restructuring of the Notes. There can be no assurance that the Company will be able

                              BIG CITY RADIO, INC.

6. LIQUIDITY AND GOING CONCERN (CONTINUED) to increase revenue and control operating expenses sufficiently, or to raise additional equity or restructure the Notes.

    The Company has the ability to reinvest the proceeds of $34 million from the sale of the Phoenix stations in broadcast assets for a period of up to one year from the date of this asset sale. Thereafter, any proceeds after the repayment of the Bridge Loan (approximately $18 million) that are not reinvested must be used to make an offer to repurchase the Notes. As described above, the Company used a portion of the proceeds to repay indebtedness under the Bridge Loan and will use the remainder to fund ongoing operations. The Company may not have sufficient cash resources to consummate an offer to repurchase the Notes, if required. The Company is currently considering all available options to repay such amounts, if required, to the bondholders. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company had available approximately $6.6 million of cash and cash equivalents and marketable securities at March 31, 2002. Cash interest commenced accruing on the Company's Notes on March 15, 2001 and is payable semi-annually. The semi-annual interest payment due on September 15, 2002 is $9.8 million.

    Cash on hand may be insufficient to support the Company's operations (exclusive of interest payments) through March 31, 2003. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's cash on hand will be required for debt service. Cash on hand will be insufficient to satisfy the Company's debt service requirements for the foreseeable future. The Company will not be able to make the $9.8 million interest payment on the Notes that is due on September 15, 2002 unless it is able to obtain additional debt or equity financing or sell assets. Absent such financing or sales, the Company will also not be able to consummate the offer to repurchase the Notes that is required to be made in the event that it does not reinvest the net proceeds from the sale of the Phoenix stations (after giving effect to the repayment of the Bridge Loan) in broadcast assets on or before October 31, 2002. If the Company is unable to obtain financing or sell assets it may need to restructure the Notes. There can be no assurances that the Company will be able to obtain any such financing or sell assets on acceptable terms or at all. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company will evaluate on a continuing basis its strategic alternatives and the most efficient use of its capital, including, without limitation, the sale of the Company's broadcast assets and, depending on market conditions, debt and/or equity financing and purchasing, restructuring, recapitalizing, refinancing or otherwise retiring certain of the Company's securities in the open market or by other means, in each case subject to the restrictions contained in the Indenture governing the Notes.

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

    GENERAL

    Throughout the periods reported upon in this quarterly report on Form 10-Q, the Company owned and operated radio stations in three of the largest radio markets in the United States. The Company's radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

    In the Los Angeles area, the Company owns and operates three FM radio stations, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Viva 107.1" (the "LA Stations"). The Company acquired these stations in 1996.

    In the New York area, the Company owns and operates four FM radio stations, WYNY-FM, WWXY-FM, WWZY-FM, and WWYY-FM, all programmed on 107.1 FM to form "Rumba 107.1", a Hispanic contemporary hit radio format (the "New York Stations"). Prior to May 9, 2002, the New York Stations were programmed as "New Country Y-107". New County Y-107 began broadcasting on December 4, 1996. The Company operated WWXY-FM and WWZY-FM under Local Marketing Agreements ("LMAs") throughout the periods from December 1996 to April 1, 1997 and June 5, 1997, their effective acquisition dates, respectively, and the Company operated WWYY-FM under an LMA throughout the period from April 27, 1998 to August 13, 1998, its effective acquisition date. The Company operated WYNY-FM on January 1, 1995.

    In the Chicago area, the Company owns five radio stations, WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "Viva 103.1" and WKIE-FM, WKIF-FM, and WDEK-FM, trimulcasting as Energy92 (Viva 103.1 and Energy92 are collectively referred to herein as, the "Chicago Stations"). The Company acquired Viva 103.1 stations on August 8, 1997. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to the previous owner under an LMA agreement until the Company commenced operation of this simulcast in early February 1998. The 103.1 simulcast began broadcasting its current Hispanic contemporary hit radio format of "Viva 103.1" in January 2001. The Company acquired WKIE-FM and WKIF-FM on August 4 and 7, 1998, respectively. On
February 25, 1999 the Company acquired WDEK-FM and added it to the Energy92 stations to form a trimulcast. These stations commenced operations as Energy92, a contemporary dance hit radio format in January 2001.

    On July 30, 1999, the Company acquired KEDJ-FM, Sun City, Arizona and KDDJ-FM, Globe, Arizona. The Company operated KEDJ-FM and KDDJ-FM, simulcasting as The Edge with its modern rock format and Howard Stern morning show. On September 22, 1999, the Company acquired KBZR-FM, Arizona City, Arizona, and added it to The Edge stations to form a trimulcast. On September 29, 1999, the Company acquired KSSL-FM (formerly KMYL-FM), Wickenberg, Arizona. In
February 2000, the Company began operating KSSL-FM as a stand-alone radio station broadcasting its Hispanic contemporary hit radio format. On October 31, 2001, the Company sold its four Phoenix station properties, KEDJ-FM, KDDJ-FM, KBZR-FM and KSSL-FM, to Hispanic Broadcasting Corporation for an aggregate cash purchase price of $34,000,000.

    On November 1, 1999, the Company acquired all the issued and outstanding stock of Hispanic Internet Holdings, Inc. and as a result the Company owns United Publishers of Florida, Inc., which publishes the Hispanic music trade magazine, "Disco," a graphic design business and the LatinMusicTrend.com website.

    In November 2000, the Company formed Independent Radio Reps, LLC, a wholly-owned subsidiary. This in-house rep firm was formed to compete for Hispanic National radio advertising business.

    RESULTS OF OPERATIONS

    BACKGROUND

    The Company's financial results are dependent on a number of factors, including the general strength of the local and national economies, local market competition, the relative efficiency and effectiveness of and radio broadcasting compared to other advertising media, government regulation and policies and the Company's ability to provide popular programming and high-quality internet content and service.

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

    Because the Company's strategy involves developing brand new metropolitan area radio stations, the initial revenue base is zero and subject to factors other than ratings and radio broadcasting seasonality. After the start-up period, as is typical in the radio broadcasting industry, the Company's first calendar quarter generally will produce the lowest revenues for the year, and the fourth quarter generally will produce the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenses are incurred.

    In each of its markets, the Company seeks to maximize the economic outlook of its broadcast properties by selecting the most competitively viable formats, engaging experienced and talented management, and by optimizing the signal coverages of its transmitting facilities.

    THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED
     MARCH 31, 2001

    NET REVENUES for the three months ended March 31, 2002 were $3,415,000 compared with $4,225,000 for the three months ended March 31, 2001, a decrease of $810,000 or 19.2%. This decrease was due primarily to (i) the lack of revenues at the Phoenix stations for the three months ended March 31, 2002 compared to net revenues at the Phoenix stations of $1,105,000 for the three months ended March 31, 2001, due to the sale of the Phoenix stations on October 31, 2001, and (ii) decreased net revenues at the New York stations for the three months ended March 31, 2002 compared to the same period in 2001, resulting from an adverse competitive environment, an overall decline in revenues in the New York City market, and a temporary signal reduction indirectly resulting from the September 11 terrorist attacks. This decrease was partially offset by increased broadcast and concert revenues of the LA and Chicago Stations.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended March 31, 2002 were $4,259,000 compared with $5,665,000 for the three months ended March 31, 2001, a decrease of $1,406,000 or 24.8%. This decrease was due principally to decreased operating expenses of $1,166,000 for the Phoenix stations which the Company sold on October 31, 2001, and the reduction in operating expenses for New York and LA Stations. This decrease was partially offset by the concert expense for the Chicago Stations, which the Company did not incur in the 2001.

    INTERNET AND PUBLISHING OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended March 31, 2002 were $293,000 compared with $480,000 for the three months ended March 31, 2001, a decrease of $187,000 or 39.0%. This decrease was due principally to the reduction in operating expenses for the Internet and publishing operations.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2002 were $863,000 compared with $845,000 for the three months ended March 31, 2001, an increase of $18,000, or 2.1%. The increase was primarily attributable to higher legal and liability insurance expenses, partially offset by lower personnel costs in 2002.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended March 31, 2002 were $403,000 compared with $1,257,000 for the three months ended
March 31, 2001, a decrease of $854,000, or 67.9%. This decrease was due to
(i) the adoption of SFAS No. 142 on January 1, 2002, as a result of which no amortization expense for goodwill and intangible assets was recorded for the three months ended March 31, 2002, and (ii) the lack of depreciation expense at the Phoenix stations compared to the same period in 2001 resulting from the sale of these properties on October 31, 2001.

    INTEREST EXPENSE for the three months ended March 31, 2002 was $4,992,000 compared with $4,781,000 for the three months ended March 31, 2001, an increase of $211,000, or 4.4%. This increase reflects additional interest resulting from the higher accreted principal amount of the Notes for the quarter ended
March 31, 2002 when compared to the quarter ended March 31, 2001. In the three months ended March 31, 2002 and 2001, the average outstanding total debt for the Company was $174,000,000 and $173,361,000 respectively. The average rate of interest on the outstanding debt was 11.47% and 11.03%, respectively. Interest income for the three months ended March 31, 2002 was $74,000 compared with $22,000 for the three months ended March 31, 2001. This increase was a result of a higher average balance of investments in marketable securities due to the sale of the Company's Phoenix stations in October 2001.

    NET LOSSES for the three months ended March 31, 2002 were $7,359,000 compared with $8,795,000 for the three months ended March 31, 2001. The decrease in net loss of $1,436,000, or 16.3%, was primarily attributable to concert revenues of the LA and Chicago Stations for the three months ended March 31, 2002, the absence of operating losses of the Phoenix stations due to the sale of these properties on October 31, 2001, lower station operating expenses and internet and publishing expenses, and the adoption of SFAS 142 which resulted in no amortization expense for goodwill and intangible assets for the three months ended March 31, 2002, partially offset by lower net revenues at the New York Stations, and higher interest expense compared to the corresponding quarter in 2001.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of its radio stations. In addition, since the majority of its broadcast properties are in stages of development, either as a result of pending FCC applications that, if granted, will permit the Company to effect engineering enhancements or upgrades, or as a result of having recently changed formats, the Company expects to generate significant net losses for the foreseeable future.

    As a result of these factors, working capital needs have been met by borrowings, including loans from Stuart and Anita Subotnick (the "Principal Stockholders"), under the credit agreement dated as of May 30, 1996 with the Chase Manhattan Bank (as amended, the "Old Credit Facility") and the issuance of the Notes. The net proceeds of approximately $120,808,000 from the Notes Offering were used to repay approximately $32,600,000 of the Old Credit Facility. Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") in the amount of $15.0 million. Most recently working capital needs have been met first from the proceeds of the Bridge Loan and subsequent to October 31, 2001 from the proceeds of the sale of the Company's Phoenix radio stations.

    The Company has entered into employment contracts with 11 individuals, mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,534,000 in 2002 and $150,000 in 2003.

    The Company has never paid cash or stock dividends and does not anticipate doing so in the foreseeable future. The Company will continue to report net losses throughout the start up period for the Los Angeles, Chicago and New York Stations. Furthermore, it intends to retain future earnings for use in its business and does not anticipate paying dividends on shares of its common stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In the three months ended March 31, 2002 and 2001, respectively, the Company used cash in its operations. In the three months ended March 31, 2002, the deficit was predominantly due to the payment of cash interest on the Company's Notes of approximately $9.8 million on March 15, 2002, and operating losses of the New York Stations, Chicago Stations, and internet and publishing. In the three months ended March 31, 2001, the deficit was predominantly due to operating losses of the Los Angeles, New York, and Chicago Stations, and the start-up operations of the internet and publishing businesses.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $109,000 and $153,000 for the three months ended March 31, 2002 and 2001, respectively. These expenditures primarily reflect costs associated with technical improvements at the Company's stations, in particular, the expansion of the studio and broadcast facilities, and computer support equipment. In the three months ended March 31, 2002, the Company sold $9,723,000 of marketable securities to generate cash for general working capital and interest payment on the Notes. In the three months ended March 31, 2001, the Company sold $1,495,000 of marketable securities to generate cash for general working capital purposes.

    CASH FLOWS FROM FINANCING ACTIVITIES

    The Company completed a private placement of $174.0 million aggregate principal amount at maturity of Notes on March 17, 1998 (the "issue date"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.6 million to repay outstanding indebtedness under its Old Credit Facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties for general working capital purposes.

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

    Holders of the Notes have the right to require the Company to repurchase their Notes upon a "change of control" of the Company, at a price equal to the principal amount of such Notes. A

"change of control" for purposes of the Notes is deemed to occur (i) when any person other than the Principal Stockholders, the management and their affiliates (the "Permitted Holders"), becomes the owner of more than 35% of the total voting power of the Company's stock and the Permitted Holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to elect a majority of the Board of Directors, (ii) upon certain changes in the composition of the Board of Directors, (iii) upon the occurrence of a sale or transfer of all or substantially all of the assets of the Company taken as a whole, or (iv) upon the adoption by the stockholders of a plan for the liquidation or dissolution of the Company.

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's Restricted Subsidiaries, as defined in the Indenture governing the Notes; as of March 31, 2002, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants with which the Company and its Restricted Subsidiaries must comply, including covenants regarding the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. At March 31, 2002 the Company is in compliance with all covenants under the Notes.

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

    Cash interest commenced accruing on the Notes on March 15, 2001 and semi-annual cash interest payments commenced on September 15, 2001. The Company failed to make the initial interest payment on September 15, 2001, however, under the terms of the Notes' Indenture, a grace period of thirty days exists in which to pay the interest due. On October 12, 2001 the Company obtained the Bridge Loan, and used the proceeds from borrowing under the Bridge Loan to pay the September 15, 2001 Note interest payment, applicable additional interest, and the indebtedness and accrued interest on the Affiliate Promissory Note, at that date.

    In connection with the consummation of the Notes Offering, the Company entered into a revolving credit facility with The Chase Manhattan Bank ("Chase") providing for up to $15.0 million of availability, based upon a multiple of the Company's radio stations' positive rolling four quarter broadcast cash flow (the "Revolving Credit Facility") and subject to compliance with certain financial and operational covenants. The Revolving Credit Facility was to mature on March 17, 2003. At December 31, 2000, the Company was in compliance with all material covenants and restrictions under the Revolving Credit Facility, with the exception that the Independent Auditors' Report for the year ended
December 31, 2000 included a "going concern" paragraph.

    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its then existing Revolving Credit Facility. The lender declined to permit the Company to draw on the Revolving Credit Facility due to the Company's violation of a covenant discussed above. In response to its inability to draw down on the facility, on October 12, 2001, the Company obtained a new term loan facility (the "Bridge Loan") in the amount of $15,000,000. The Bridge Loan was obtained by the assignment of the Company's Revolving Credit Facility from the lender thereunder to a new lender, and was therefore secured to the same extent as the Revolving Credit Facility. The Bridge Loan bore interest at the rate of LIBOR plus 3.0%, or a Base Rate plus 2.0%, at the option of the Company. Net proceeds of the Bridge Loan were used to pay the semi-annual interest on the Notes, together with applicable additional interest thereon, and to repay indebtedness under the Affiliate Promissory Note. The Bridge Loan was repaid on October 31, 2001 with a portion of the proceeds from the sale of the Phoenix radio station properties as discussed below. The Company currently does not have a credit facility.

    On October 31, 2001, the Company completed the sale of its four Phoenix radio properties to Hispanic Broadcasting Corporation for a cash price of $34 million. The Company has the ability to reinvest the net proceeds remaining from the sale of the Phoenix stations after the repayment of the Bridge Loan (approximately $18 million) in broadcast assets for a period of up to one year from the date of these asset sales. Thereafter, any net proceeds not reinvested must be used to make an offer to repurchase the Notes. As described above, the Company used a portion of the proceeds to repay indebtedness under the Bridge Loan and will use the remainder to fund ongoing operations. The Company is currently considering all available options to repay such amounts, if required, to the bondholders.

    The Company had available approximately $6.6 million of cash and cash equivalents and marketable securities at March 31, 2002. Cash interest commenced accruing on the Company's Notes on March 15, 2001 and is payable semi-annually. The semi-annual interest payment is $9.8 million.

    Cash on hand may be insufficient to support the Company's operations (exclusive of interest payments) through March 31, 2003. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's cash on hand will be required for debt service. Cash on hand will be insufficient to satisfy the Company's debt service requirements for the foreseeable future. The Company will not be able to make the $9.8 million interest payment on the Notes that is due on September 15, 2002 unless it is able to obtain additional debt or equity financing or sell assets. Absent such financing or sales, the Company will also not be able to consummate the offer to repurchase the Notes that is required to be made in the event that it does not reinvest the net proceeds from the sale of the Phoenix stations (after giving effect to the repayment of the Bridge Loan) in broadcast assets on or before October 31, 2002. There can be no assurances that the Company will be able to obtain any such financing or sell assets on acceptable terms or at all. In the event that the Company is unable to obtain financing or sell assets it may need to restructure the Notes. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

    The rules of the American Stock Exchange, on which the Company's Class A Common Stock is listed, require that the Company maintain an audit committee with at least three members who are independent directors. The Company believe the two current members of its audit committee are independent directors within the meaning of the American Stock Exchange's rules, and has been searching for a third independent director to serve on its board and on the audit committee. The Company cannot predict at this time when it will find such a director. In addition, the Company's Class A Common Stock is currently subject to possible delisting from the American Stock Exchange. The Exchange has noted that the Company's shareholders' equity, its losses from continuing operations and its net losses do not comply with the Exchange's listing standards, and such noncompliance could be the basis for delisting. The Company is currently participating in a quarterly review procedure with the Exchange and the Company has until June 30, 2003 to regain compliance of the Exchange's listing standards. Upon each quarterly review, the Company must meet agreed milestones to maintain its listing on the Exchange. If the Company does not meet specified interim milestones, or if it does not regain compliance by June 30, 2003, its Class A Common Stock may be subject to delisting. The Company cannot predict if or when the American Stock Exchange will delist its Class A Common Stock. If the Exchange delists the Company's Class A Common Stock, it is likely that the liquidity of such stock will decrease and it is possible that the market value of such stock will decrease.

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

    CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

    The following factors (in addition to others) could have a material and adverse impact on the Company's business:

    The Company's highly leveraged financial position poses the following risks to stockholders:

    - a substantial portion of the Company's cash flow from operations will be required to service its indebtedness;

    - the Company's ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions might be impeded; and

    - the Company is more vulnerable to economic downturns and its ability to withstand competitive pressures is limited.

    The Company derives substantially all of its revenues from advertisers in diverse industries. If a number of its advertisers reduce their expenditures because of a general economic downturn, or an economic downturn in one or more industries or regions, or for any other reason, the Company's results of operations would be materially and adversely affected.

    Cash on hand may be insufficient to meet the Company's obligations and commitments. If the Company does not meet its interest obligations under its indentures or if it otherwise defaults under the indentures, its debt may be accelerated under the indentures. In addition, because the Company is highly leveraged, it could limit our ability to respond to market conditions or meet extraordinary capital needs. If the Company is unable to generate sufficient cash flow from operations to meet its obligations and commitments, it will be required to refinance or restructure its indebtedness or raise additional debt or equity capital. Additionally, it may be required to sell material assets or operations. These alternative strategies might not be effected on satisfactory terms, if at all.

    The Company's Notes Indenture contains restrictive covenants that may limit its ability to:

    - incur additional debt;

    - pay dividends;

    - merge, consolidate or sell assets;

    - make acquisitions or investments; or

    - change the nature of our business.

    The Company currently does not have a credit agreement. The Company may not be able to obtain a new credit agreement. Management believes that its long-term liquidity needs will be satisfied through a combination of i) achieving positive operating results and cash flows through revenue growth and control of operating expenses and ii) the raising of additional equity and/or restructuring of the Notes. It should be noted that there is no guarantee the Company will be able to raise additional equity or restructure the Notes.

    If the Company experiences a change of control, with respect to the Notes, the Company might not have sufficient funds to repurchase the Notes, as may be required.

    The Company has incurred losses from continuing operations in each of the fiscal years since inception and expects to continue to experience net losses in the foreseeable future. These net losses, which may be greater than the Company's net losses in the past, are principally a result of interest expense on the Company's outstanding debt and non-cash charges for depreciation expense related to long-term assets.

    The Company's growth could be limited if it is unable to successfully implement its engineering enhancement plans, and if it is forced to change formats at its radio properties in response to competitor format changes. The Company's ability to grow is affected, amongst other reasons, by the following:

    - many competing radio station groups have greater resources available to finance the start up losses often associated with a format change;

    - the Company might not have the financial resources necessary to implement any FCC engineering upgrades or enhancements;

    - the Company might be unable to obtain FCC approval of requested upgrades and enhancements.

    CRITICAL ACCOUNTING POLICIES AND MATERIAL ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affected the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluated its estimates, including those to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgment and estimates used in the preparation of its consolidated financial statements.

    The Company reviews the carrying values of its long-lived assets (tangible, identifiable intangible and goodwill) for impairment based upon estimated future cash flows of the stations. As of March 31, 2002, the Company has not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge in the future.

    The Company records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company utilizes information available to the Company, including the timing of payments and the financial condition of its customers to estimate the allowance for doubtful account. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. It should be noted that the Company does not have a significant concentration of accounts receivable from one customer or industry segment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes and the change in the market values of its investments.

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and perserves its invested funds by limiting default, market and reinvestment risk.

    Investments in fixed rate interest earning instruments carry a degree a of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. The Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

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

ITEM 5--OTHER INFORMATION

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

Dated: May 14, 2002