Form 10-Q
period 2002-06-30
BIG CITY RADIO INC
filed 2002-08-14
CIK 1046284

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

                       FOR THE PERIOD ENDED JUNE 30, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A common stock and Class B common stock outstanding as of July 25, 2002 was 6,226,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.
                         PART 1--FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets.................................       3

         Consolidated Statement of Operations........................       4

         Consolidated Statement of Cash Flows........................       5

         Consolidated Statement of Stockholders' Equity
         (Deficiency)................................................       6

         Notes to Consolidated Financial Statements..................    7-16

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   17-27

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................      28

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      29

Item 2.  Changes in Securities and Use of Proceeds...................      29

Item 3.  Defaults Upon Senior Securities.............................      29

Item 4.  Submission of Matters to a Vote of Security Holders.........      29

Item 5.  Other Information...........................................      29

Item 6.  Exhibits and Reports on Form 8-K............................      29

Signatures...........................................................      30

PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  2002            2001
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $     304,000   $   3,194,000
  Cash held in investment, restricted.......................      1,312,000       1,336,000
  Marketable securities.....................................      4,433,000      15,000,000
  Accounts receivable, net of allowance of $325,000 and
    $458,000 in 2002 and 2001, respectively.................      2,319,000       3,817,000
  Interest receivable.......................................         11,000          21,000
  Prepaid expenses and other current assets.................        819,000         602,000
                                                              -------------   -------------
Total current assets........................................      9,198,000      23,970,000
Property and equipment, net.................................      4,284,000       5,206,000
Intangibles, net............................................     76,955,000      77,063,000
Deferred financing fees, net................................      1,768,000       2,094,000
Other assets................................................        169,000         112,000
                                                              -------------   -------------
Total assets................................................  $  92,374,000   $ 108,445,000
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     735,000   $   1,428,000
  Accrued expenses..........................................      1,201,000       1,988,000
  Interest payable..........................................      5,792,000       5,873,000
  Other current liabilities.................................         77,000          79,000
                                                              -------------   -------------
Total current liabilities...................................      7,805,000       9,368,000
                                                              -------------   -------------
Long-term liabilities:
  Senior discount notes.....................................    174,000,000     174,000,000
  Other long-term liabilities...............................        405,000         420,000
  Deferred income tax liabilities...........................      2,253,000       2,284,000
Commitments, contingencies and going concern
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 2002 and
    2001....................................................             --              --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,226,817
    shares in 2002 and 2001.................................         62,000          62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2002 and 2001.................................         83,000          83,000
  Additional paid-in capital................................     29,492,000      29,492,000
  Accumulated deficit.......................................   (121,726,000)   (107,264,000)
                                                              -------------   -------------
                                                                (92,089,000)    (77,627,000)
                                                              -------------   -------------
Total liabilities and stockholders' equity (deficiency).....  $  92,374,000   $ 108,445,000
                                                              =============   =============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -------------------------   ---------------------------
                                              2002          2001           2002           2001
                                           -----------   -----------   ------------   ------------
Gross revenues...........................  $ 3,817,000   $ 6,375,000   $  7,438,000   $ 10,935,000
  Less: commissions and fees.............      382,000       675,000        673,000      1,112,000
                                           -----------   -----------   ------------   ------------
    Net revenues.........................    3,435,000     5,700,000      6,765,000      9,823,000

Operating expenses:
  Station operating expenses, excluding
    depreciation and amortization........    3,925,000     5,957,000      8,184,000     11,621,000
  Internet operating expenses, excluding
    depreciation and amortization........           --        52,000             --        305,000
  Corporate, general and administrative
    expenses.............................      909,000       889,000      1,772,000      1,734,000
  Depreciation and amortization..........      364,000     1,250,000        761,000      2,495,000
                                           -----------   -----------   ------------   ------------
    Total operating expenses.............    5,198,000     8,148,000     10,717,000     16,155,000
                                           -----------   -----------   ------------   ------------
      Operating loss.....................   (1,763,000)   (2,448,000)    (3,952,000)    (6,332,000)

Other income (expenses):
  Interest income........................       31,000        12,000        105,000         34,000
  Interest expense.......................   (5,045,000)   (5,055,000)   (10,037,000)    (9,836,000)
  Other, net.............................       41,000        (4,000)       (15,000)       (38,000)
                                           -----------   -----------   ------------   ------------
    Total other expenses.................   (4,973,000)   (5,047,000)    (9,947,000)    (9,840,000)

Loss from continuing operations before
  income taxes...........................   (6,736,000)   (7,495,000)   (13,899,000)   (16,172,000)
Income tax benefit, net..................       15,000        15,000         31,000         32,000
                                           -----------   -----------   ------------   ------------
  Loss from continuing operations........   (6,721,000)   (7,480,000)   (13,868,000)   (16,140,000)
Discontinued operations (Note 6):
  Loss on discontinued publishing
    operations...........................     (382,000)     (235,000)      (594,000)      (370,000)
                                           -----------   -----------   ------------   ------------
Net loss.................................  $(7,103,000)  $(7,715,000)  $(14,462,000)  $(16,510,000)
                                           ===========   ===========   ============   ============
Basic and diluted loss per share:
  Loss from continuing operations........  $     (0.46)  $     (0.52)  $      (0.96)  $      (1.11)
  Loss on discontinued publishing
    operations...........................        (0.03)        (0.02)         (0.04)         (0.03)
                                           -----------   -----------   ------------   ------------
  Net loss...............................  $     (0.49)  $     (0.53)  $      (1.00)  $      (1.14)
                                           ===========   ===========   ============   ============
Weighted average shares outstanding......   14,477,000    14,477,000     14,477,000     14,477,000
                                           ===========   ===========   ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                  2002           2001
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(14,462,000)  $(16,510,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       773,000      2,520,000
    Non cash interest.......................................       326,000      4,031,000
    Non cash change in other comprehensive loss.............            --          9,000
    Deferred income taxes...................................       (31,000)       (31,000)
    Impairment loss on goodwill.............................       108,000             --
    Loss on sale of fixed assets............................        28,000          2,000
    Change in operating assets and liabilities
      (Increase) decrease in assets:
        Accounts receivable.................................     1,498,000        226,000
        Interest receivable.................................        10,000         34,000
        Prepaid expenses and other current assets...........      (217,000)       276,000
        Other assets........................................       (57,000)       (26,000)
      Increase (decrease) in liabilities:
        Accounts payable....................................      (693,000)     1,100,000
        Accrued expenses....................................      (787,000)      (529,000)
        Interest payable....................................       (81,000)     5,801,000
        Other liability.....................................       (17,000)       135,000
                                                              ------------   ------------
          Net cash used in operating activities.............   (13,602,000)    (2,962,000)
                                                              ------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment........................      (174,000)      (254,000)
  Sales of marketable securities............................    10,567,000      1,895,000
  Decrease in cash held in restricted investment............        24,000          1,000
  Cash received for disposal of fixed assets................       295,000         22,000
                                                              ------------   ------------
    Net cash provided by investing activities...............    10,712,000      1,664,000
                                                              ------------   ------------

Cash flows from financing activities:
  Cash received from issuance of promissory note to related
    party...................................................            --        985,000
                                                              ------------   ------------
    Net cash provided by financing activities...............            --        985,000
                                                              ------------   ------------
      Change in cash and cash equivalents...................    (2,890,000)      (313,000)
Cash and cash equivalents at beginning of period............     3,194,000        862,000
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $    304,000   $    549,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                     COMMON STOCK        ADDITIONAL
                                 ---------------------     PAID-IN      ACCUMULATED
                                   SHARES      AMOUNT      CAPITAL        DEFICIT         TOTAL
                                 ----------   --------   -----------   -------------   ------------
Balance at December 31,2001....  14,477,275   $145,000   $29,492,000   $(107,264,000)  $(77,627,000)
Net loss.......................          --         --            --     (14,462,000)   (14,462,000)
                                 ----------   --------   -----------   -------------   ------------
Balance at June 30, 2002.......  14,477,275   $145,000   $29,492,000   $(121,726,000)  $(92,089,000)
                                 ==========   ========   ===========   =============   ============

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

    The Company owns Hispanic Internet Holdings, Inc. which owns United Publishers of Florida, Inc., which published the Hispanic music trade magazine, "Disco," operated a graphic design business and owns the LatinMusicTrends.com website. In response to the continued downturn in the music industry advertising marketplace, during June 2002, the Company ceased the operation of United Publishers of Florida, Inc., and wrote-off the remaining $108,000 of goodwill associated with United Publishers of Florida, Inc. As discussed in Note 6, this was treated as discontinued operations. The Company also owns Independent Radio Rep, LLC, an in-house rep firm to represent it in generating national Hispanic radio business.

    The accompanying consolidated financial statements include the accounts of Big City Radio, Inc. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the assumptions could prove to be inaccurate.

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of June 30, 2002 and the results of its operations and its cash flows for the six months ended June 30, 2002 and 2001 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. EARNINGS PER SHARE

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the three months and six months ended
June 30, 2002 and 2001, the Company had losses from continuing operations. The Company had antidilutive options amounting to 1,701,000 and 1,921,000 at June 30, 2002 and 2001, respectively, which were not included in the computation of diluted EPS.

                              BIG CITY RADIO, INC.

3. ACQUIRED INTANGIBLE ASSETS AND GOODWILL

    The change in the carrying amount of unamortized intangible assets are as follows (in thousands):

                                                  DECEMBER 31, 2001   JUNE 30, 2002
                                                  -----------------   -------------
Broadcast license...............................       $76,955           $76,955
Goodwill........................................           108                --
                                                       -------           -------
                                                       $77,063           $76,955
                                                       =======           =======

    The amortization expense on broadcast license was $0 and $1,471,000 for the six months ended June 30, 2002 and 2001, respectively. The amortization expense on goodwill was $0 and $160,000 for the six months ended June 30, 2002 and 2001, respectively.

    The following table presents net loss (in thousands) and basic and diluted net loss per share as if the broadcast license and goodwill had not been amortized during the periods presented.

                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                          ENDED JUNE 30,         ENDED JUNE 30,
                                       ---------------------   -------------------
                                         2002        2001        2002       2001
                                       ---------   ---------   --------   --------
Reported net loss....................   $(7,103)    $(7,715)   $(14,462)  $(16,510)
Add back: Goodwill amortization......        --          80          --        160
Add back: Broadcast license
  amortization.......................        --         735          --      1,471
                                        -------     -------    --------   --------
Adjusted net loss....................   $(7,103)    $(6,900)   $(14,462)  $(14,879)
                                        =======     =======    ========   ========
Basic and diluted net loss per share:
  Reported net loss..................   $ (0.49)    $ (0.53)   $  (1.00)  $  (1.14)
  Add back: Goodwill amortization....        --        0.01          --       0.01
  Add back: Broadcast license
    amortization.....................        --        0.05          --       0.10
                                        -------     -------    --------   --------
  Adjusted net loss..................   $ (0.49)    $ (0.47)   $  (1.00)  $  (1.03)
                                        =======     =======    ========   ========

4. RECENT ACCOUNTING PRONOUNCEMENTS

    BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2001, the Financial Accounting Standards Board or FASB issued
SFAS 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.
SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

                              BIG CITY RADIO, INC.

4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

    SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and goodwill that was acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in business combinations accounted for using the purchase method. In addition, to the extent the Company identified an intangible asset as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss would have been measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. No significant adjustments or impairment losses resulted from the adoption of SFAS 141 and SFAS 142.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss was required to be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. No such loss resulted from the Company's adoption of SFAS 142.

    In accordance with SFAS 142, the Company discontinued the amortization of goodwill and intangible assets (comprised of broadcast license) effective January 1, 2002. During the quarter ended March 31, 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, the Company ceased the operation of United Publishers of Florida, Inc., and wrote off the remaining $108,000 of goodwill associated with United Publishers of Florida, Inc. As of June 30, 2002, the Company has no remaining unamortized goodwill, and has unamortized broadcast licenses in the amount of $76,955,000.

    ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
     DISPOSED OF

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), which supersedes both SFAS
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS

                              BIG CITY RADIO, INC.

4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

    The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the financial position, cash flows, or results of operations of the Company. The Company discontinued its publishing operations during June 2002. This was treated as a discontinued operations under SFAS 144.

    In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring).

    The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, a commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.

    The Company is required to adopt SFAS 146 on exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS 146 on those transactions after December 31, 2002. As of the present day, the Company does not expect a material impact on the financial position, cash flow or results of operations of the Company in connection with adopting SFAS 146.

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

                              BIG CITY RADIO, INC.

5. SENIOR DISCOUNT NOTES (CONTINUED)
On March 15, 2001, the Notes commenced accruing cash interest at 11.25% per annum. Semi-annual cash interest payments of $9.8 million commenced on September 15, 2001. (See note 7.)

    SUBSIDIARY GUARANTORS

    Pursuant to the terms of the indenture relating to the Notes (the "Indenture"), the direct subsidiaries of Big City Radio, Inc.- consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C. (collectively, the "Subsidiary Guarantors") have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

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

    Accordingly, set forth below is certain condensed consolidating financial information for the parent company of Big City Radio, Inc. and its Subsidiary Guarantors, as of June 30, 2002 and for the six months ended June 30, 2001 and 2002.

                              BIG CITY RADIO, INC.

5. SENIOR DISCOUNT NOTES (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2002

                                                   SUBSIDIARY                    CONSOLIDATION
                                      PARENT       GUARANTORS      SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                   ------------   ------------   -------------   -------------   -------------
Assets
Current Assets
  Cash and cash equivalents......  $  4,737,000   $         --   $   4,737,000   $         --    $   4,737,000
  Cash held in investment,
    restricted...................     1,312,000             --       1,312,000             --        1,312,000
  Accounts receivable, net of
    allowance....................     2,319,000             --       2,319,000             --        2,319,000
  Interest receivable............        11,000             --          11,000             --           11,000
  Prepaid expenses and other
    current assets...............       819,000             --         819,000             --          819,000
                                   ------------   ------------   -------------   ------------    -------------
    Total current assets.........     9,198,000             --       9,198,000             --        9,198,000
Property and equipment, net......     4,284,000             --       4,284,000             --        4,284,000
Investment in, and advances to
  subsidiaries...................    76,955,000             --      76,955,000    (76,955,000)              --
Intangibles, net.................            --     76,955,000      76,955,000             --       76,955,000
Deferred financing fees, net.....     1,768,000             --       1,768,000             --        1,768,000
Other assets.....................       169,000             --         169,000             --          169,000
                                   ------------   ------------   -------------   ------------    -------------
Total assets.....................  $ 92,374,000   $ 76,955,000   $ 169,329,000   $(76,955,000)   $  92,374,000
                                   ============   ============   =============   ============    =============
Liabilities and stockholders'
  equity (deficiency)
  Accounts payable...............  $    735,000   $         --   $     735,000   $         --    $     735,000
  Accrued expenses...............     1,201,000             --       1,201,000             --        1,201,000
  Interest payable...............     5,792,000             --       5,792,000             --        5,792,000
  Other current liabilities......        77,000             --          77,000             --           77,000
                                   ------------   ------------   -------------   ------------    -------------
    Total current liabilities....     7,805,000             --       7,805,000             --        7,805,000

Long-term liabilities
  Senior discount notes..........   174,000,000             --     174,000,000             --      174,000,000
  Deferred income tax liabilities
    and other long-term
    liabilities..................     2,658,000             --       2,658,000             --        2,658,000
  Intercompany balances..........            --     88,558,000      88,558,000    (88,558,000)              --
                                   ------------   ------------   -------------   ------------    -------------
  Total long-term liabilities....   176,658,000     88,558,000     265,216,000    (88,558,000)     176,658,000
Stockholders' equity (deficiency)
  Preferred and common stock, and
    additional paid-in capital...    29,637,000             --      29,637,000             --       29,637,000
  Accumulated deficit............  (121,726,000)   (11,603,000)   (133,329,000)    11,603,000     (121,726,000)
                                   ------------   ------------   -------------   ------------    -------------
Total liabilities and
  stockholders' equity
  (deficiency)...................  $ 92,374,000   $ 76,955,000   $ 169,329,000   $(76,955,000)   $  92,374,000
                                   ============   ============   =============   ============    =============

                              BIG CITY RADIO, INC.

5. SENIOR DISCOUNT NOTES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                     SUBSIDIARY                   CONSOLIDATION
                                        PARENT       GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                     ------------   ------------   ------------   -------------   ------------
Gross revenues.....................  $ 10,935,000   $         --   $ 10,935,000     $       --    $ 10,935,000
Less commissions and fees..........     1,112,000             --      1,112,000             --       1,112,000
                                     ------------   ------------   ------------     ----------    ------------
Net revenues.......................     9,823,000             --      9,823,000             --       9,823,000

Operating expenses:
  Station operating expenses,
    excluding depreciation and
    amortization...................    11,621,000             --     11,621,000             --      11,621,000
  Internet operating expenses,
    excluding depreciation and
    amortization...................       305,000             --        305,000             --         305,000
  Corporate, general and
    administrative expenses........     1,734,000             --      1,734,000             --       1,734,000
  Depreciation and amortization....     1,024,000      1,471,000      2,495,000             --       2,495,000
                                     ------------   ------------   ------------     ----------    ------------
    Total operating expenses.......    14,404,000      1,471,000     16,155,000             --      16,155,000
      Operating loss...............    (4,861,000)    (1,471,000)    (6,332,000)            --      (6,332,000)

Other income (expenses)
  Interest income..................        34,000             --         34,000             --          34,000
  Interest expense.................    (9,836,000)            --     (9,836,000)            --      (9,836,000)
  Other, net.......................       (38,000)            --        (38,000)            --         (38,000)
                                     ------------   ------------   ------------     ----------    ------------
    Total operating expenses.......    (9,840,000)            --     (9,840,000)            --      (9,840,000)

Loss from continuing operations
  before income tax benefit, and
  equity in losses of Subsidiary
  Guarantors.......................   (14,701,000)    (1,471,000)   (16,172,000)            --     (16,172,000)
Income tax benefit, net............        32,000             --         32,000             --          32,000
                                     ------------   ------------   ------------     ----------    ------------
Loss before equity in losses of
  Subsidiary Guarantors............   (14,669,000)    (1,471,000)   (16,140,000)            --     (16,140,000)
Equity in net losses of Subsidiary
  Guarantors.......................    (1,471,000)            --     (1,471,000)     1,471,000              --
Loss on discontinued publishing
  operations.......................      (370,000)            --       (370,000)            --        (370,000)
                                     ------------   ------------   ------------     ----------    ------------
Net loss...........................  $(16,510,000)  $ (1,471,000)  $(17,981,000)    $1,471,000    $(16,510,000)
                                     ============   ============   ============     ==========    ============

                              BIG CITY RADIO, INC.

5. SENIOR DISCOUNT NOTES (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002

                                               SUBSIDIARY                  CONSOLIDATION
                                   PARENT      GUARANTORS    SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                ------------   ----------   ------------   -------------   ------------
Gross revenues................  $  7,438,000   $      --    $  7,438,000     $      --     $  7,438,000
Less commissions and fees.....       673,000          --         673,000            --          673,000
                                ------------   ---------    ------------     ---------     ------------
Net revenues..................     6,765,000          --       6,765,000            --        6,765,000

Operating expenses:
  Station operating expenses,
    excluding depreciation and
    amortization..............     8,184,000          --       8,184,000            --        8,184,000
  Corporate, general and
    administrative expenses...     1,772,000          --       1,772,000            --        1,772,000
  Depreciation and
    amortization..............       761,000          --         761,000            --          761,000
                                ------------   ---------    ------------     ---------     ------------
    Total operating
      expenses................    10,717,000          --      10,717,000            --       10,717,000
      Operating loss..........    (3,952,000)         --      (3,952,000)           --       (3,952,000)

Other income (expenses)
  Interest income.............       105,000          --         105,000            --          105,000
  Interest expense............   (10,037,000)         --     (10,037,000)           --      (10,037,000)
  Other, net..................       (15,000)         --         (15,000)           --          (15,000)
                                ------------   ---------    ------------     ---------     ------------
    Total operating
      expenses................    (9,947,000)         --      (9,947,000)           --       (9,947,000)

Loss from continuing
  operations before income tax
  benefit, and equity in
  losses of Subsidiary
  Guarantors..................   (13,899,000)         --     (13,899,000)           --      (13,899,000)
Income tax benefit, net.......        31,000          --          31,000            --           31,000
                                ------------   ---------    ------------     ---------     ------------
Loss before equity in losses
  of
  Subsidiary Guarantors.......   (13,868,000)         --     (13,868,000)           --      (13,868,000)
Equity in net losses of
  Subsidiary Guarantors.......            --          --              --            --               --
Loss on discontinued
  publishing operations.......      (594,000)         --        (594,000)           --         (594,000)
                                ------------   ---------    ------------     ---------     ------------
Net loss......................  $(14,462,000)  $      --    $(14,462,000)    $      --     $(14,462,000)
                                ============   =========    ============     =========     ============

    This summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

                              BIG CITY RADIO, INC.

6. DISCONTINUED OPERATIONS

    During June 2002, the Company discontinued the operation of United Publishers of Florida, Inc. (which comprised of the publishing operation), and wrote off the remaining $108,000 of goodwill associated with United Publishers of Florida, Inc. The decision to terminate publishing operations was made in response to the continued downturn in the music industry advertising marketplace. As the Company's publishing operation represents the company of Big City Radio, Inc., the Company's consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as a discontinued operations in accordance with SFAS 144.

    Summarized financial information for the discontinued operations is as follows:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
Revenues.............................  $86,000    $102,000   $127,000   $232,000

                                                              6/30/02    12/31/01
                                                             ---------   --------
Property and equipment, net................................  $     --    $ 90,000
Intangible, net............................................        --     108,000
                                                             ---------   --------
Net assets--discontinued operations........................  $     --    $198,000
                                                             =========   ========

    During the quarter ended June 30, 2002, the Company transferred $78,000 of property and equipment previously from the discontinued operations to the continuing operations, no liabilities of the discontinued operations remained.

7. LIQUIDITY AND GOING CONCERN

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

    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its Revolving Credit Facility. The lender declined to permit the Company to draw on this Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Revolving Credit Facility, the Company issued a promissory note (the "Affiliate Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from Stuart Subotnick in order to meet the Company's short-term working capital needs. All amounts payable under the Promissory Note were repaid on October 12, 2001 from proceeds available from the Bridge Loan (as defined below).

                              BIG CITY RADIO, INC.

7. LIQUIDITY AND GOING CONCERN (CONTINUED)
    Cash interest commenced accruing on the Company's Notes on March 15, 2001 and semi-annual payments commenced on September 15, 2001. The Company failed to make the initial interest payment on September 15, 2001. However, under the terms of the Indenture, there is a grace period of thirty days in which to pay the interest due. On October 12, 2001, the Company obtained the Bridge Loan, and used the proceeds from borrowing under the Bridge Loan to pay the September 15, 2001 Note interest payment and applicable additional interest, and to repay the indebtedness and accrued interest on the Affiliate Promissory Note.

    On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34 million. The Company used a portion of the proceeds from this sale to repay indebtedness under the Bridge Loan and has been using the remainder of the sale proceeds to fund ongoing operations. Management believes the proceeds from the sale of the Phoenix stations will provide sufficient capital to satisfy its liquidity requirements for the period preceding September 15, 2002, the date on which the $9.8 million semi-annual interest payment is due on the Notes. However, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow will be required for debt service and the Company does not presently have the necessary cash to make the September 15, 2002 interest payment on the Notes. There can be no assurance that the Company will be able to increase revenue and control operating expenses sufficiently, or to raise additional equity or restructure the Notes on acceptable terms or at all.

    The Indenture permits the Company to reinvest the proceeds of $34 million from the sale of the Phoenix stations in broadcast assets for a period of up to one year from the date of this asset sale. Thereafter, any portion of the approximately $18 million of proceeds which remained after the repayment of the Bridge Loan that were not reinvested in broadcast assets must be used to make an offer to repurchase the Notes. As described above, the Company used a portion of the proceeds to repay indebtedness under the Bridge Loan and has been using the remainder of the sale proceeds to fund ongoing operations. The Company does not have sufficient cash resources to consummate an offer to repurchase the Notes. The Company is currently considering all available options with respect to the Notes repurchase offer and the September 15, 2002 interest payment on the Notes. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company had available approximately $4.7 million of cash and cash equivalents and marketable securities at June 30, 2002. Cash interest commenced accruing on the Company's Notes on March 15, 2001 and is payable semi-annually. The semi-annual interest payment due on September 15, 2002 is $9.8 million.

    Based upon the Company's historical losses, cash on hand is likely to be insufficient to support the Company's operations (exclusive of interest payments) through June 30, 2003. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's cash on hand is required for debt service. Cash on hand will be insufficient to satisfy the Company's debt service requirements for the foreseeable future. The Company will not be able to make the $9.8 million interest payment on the Notes that is due on September 15, 2002 unless it is able to obtain additional debt or equity financing or sell assets. Absent such financing or sales, the Company will also not be able to consummate the offer to repurchase the Notes that is required to be made in the event that it does not reinvest the net proceeds from the sale of the Phoenix stations (after giving effect to the repayment of the Bridge Loan) in broadcast assets on or before October 31, 2002. If the Company is

                              BIG CITY RADIO, INC.

7. LIQUIDITY AND GOING CONCERN (CONTINUED) unable to obtain financing or sell assets it may need to restructure the Notes. There can be no assurances that the Company will be able to obtain any such financing or sell assets on acceptable terms or at all. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company will evaluate on a continuing basis its strategic alternatives and the most efficient use of its capital, including, without limitation, the sale of the Company's broadcast assets and, depending on market conditions, debt and/or equity financing and purchasing, restructuring, recapitalizing, refinancing or otherwise retiring certain of the Company's securities in the open market or by other means, in each case subject to the restrictions contained in the Indenture governing the Notes. There can be no assurances that any such transactions can be consummated.

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

    In the Los Angeles area, the Company owns and operates three FM radio stations, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Viva 107.1" (the "LA Stations"). The Company acquired these stations in 1996. In May 2000, the Company filed an application to upgrade the KLYY-FM, Arcadia, California Class A signal to a Class B1. The application is pending at the FCC.

    In the New York area, the Company owns and operates four FM radio stations, WYNY-FM, WWXY-FM, WWZY-FM, and WWYY-FM, all programmed on 107.1 FM to form "Rumba 107.1", a Hispanic contemporary hit radio format (the "New York Stations"). Prior to May 9, 2002, the New York Stations were programmed as "New Country Y-107". New County Y-107 began broadcasting on December 4, 1996. The Company operated WWXY-FM and WWZY-FM under Local Marketing Agreements ("LMAs") throughout the periods from December 1996 to April 1, 1997 and June 5, 1997, their effective acquisition dates, respectively, and the Company operated WWYY-FM under an LMA throughout the period from April 27, 1998 to August 13, 1998, its effective acquisition date. The Company has owned and operated WYNY-FM since January 1, 1995. In early August 2002, the Company filed with the FCC a request for a construction permit to increase the power of WWZY-FM, Long Branch NJ, which broadcasts from a site in the Atlantic Highlands area of New Jersey.

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

    On November 1, 1999, the Company acquired all the issued and outstanding stock of Hispanic Internet Holdings, Inc. and as a result the Company owns United Publishers of Florida, Inc., which published the Hispanic music trade magazine, "Disco," operated a graphic design business and owns the LatinMusicTrend.com website. In response to the continued downturn in the music industry advertising marketplace, during June 2002, the Company ceased the operation of United Publishers of Florida, Inc., and wrote-off the remaining $108,000 of goodwill associated with United Publishers of Florida, Inc.

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

    The Company's primary source of revenue is the sale of advertising. Each station's total revenue is determined by the number of advertisements aired by the station and the advertising rates that the station is able to charge. Publishing revenues were derived principally from the sale of advertising announcements. Furthermore, the magazine company derived revenues from contract graphic design projects.

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

    THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30,
     2001

    NET REVENUES for the three months ended June 30, 2002 were $3,435,000 compared with $5,700,000 for the three months ended June 30, 2001, a decrease of $2,265,000 or 39.7%. This decrease was due primarily to (i) the lack of revenues at the Phoenix stations for the three months ended June 30, 2002 compared to net revenues at the Phoenix stations of $1,356,000 for the three months ended
June 30, 2001, due to the sale of the Phoenix stations on October 31, 2001, and
(ii) decreased net revenues at the New York stations for the three months ended June 30, 2002 compared to the same period in 2001, resulting from the change in format of the New York stations on May 9, 2002, and (iii) decreased net revenues at the LA Stations for the three months ended June 30, 2002 compared to the same period in 2001, resulting from an adverse competitive environment. This decrease was partially offset by increased revenues of the Chicago Stations.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended June 30, 2002 were $3,925,000 compared with $5,957,000 for the three months ended June 30, 2001, a decrease of $2,032,000 or 34.1%. This decrease was due principally to decreased operating expenses of $1,157,000 for the Phoenix stations which the Company sold on October 31, 2001, and the reduction in operating expenses for New York, Chicago and LA Stations.

    INTERNET OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended June 30, 2002 were $0 compared with $52,000 for the three months ended June 30, 2001, a decrease of $52,000 or 100.0%. This decrease was due to the closure of the Internet operations in the second half of 2001.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2002 were $909,000 compared with $889,000 for the three months ended June 30, 2001, an increase of $20,000, or 2.2%. The increase was primarily attributable to higher legal and professional fees and liability insurance expenses, partially offset by lower personnel costs in 2002.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended June 30, 2002 were $364,000 compared with $1,250,000 for the three months ended June 30, 2001, a decrease of $886,000, or 70.9%. This decrease was due to (i) the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense for goodwill and intangible assets for the three months ended June 30, 2002, and (ii) the elimination of depreciation expense at the Phoenix stations compared to the same period in 2001 resulting from the sale of these properties on October 31, 2001.

    INTEREST EXPENSE for the three months ended June 30, 2002 was $5,045,000 compared with $5,055,000 for the three months ended June 30, 2001, a decrease of $10,000, or 0.2%. The decrease in interest expense was due primarily to the absence of a promissory note to an affiliated of the Company (the "Affiliate Promissory Note), which was repaid on October 12, 2001. In the three months ended June 30, 2002 and 2001, the average outstanding total debt for the Company was $174,000,000 and $174,406,000 respectively. The average rate of interest on the outstanding debt was 11.59% for both of the three months ended June 30, 2002 and 2001. Interest income for the three months ended June 30, 2002 was $31,000 compared with $12,000 for the three months ended June 30, 2001. This increase was a result of a higher average balance of investments in marketable securities due to the sale of the Company's Phoenix stations in October 2001.

    DISCONTINUED OPERATIONS for the three months ended June 30, 2002 were $382,000 compared with $235,000 for the three months ended June 30, 2001. During June 2002, the Company discontinued its publishing operation and wrote-off $108,000 of the remaining publishing goodwill. The decision to terminate publishing operations was made in response to the continued downturn in the music industry advertising marketplace. As the Company's publishing operation represents the company of Big City Radio, Inc., the Company's consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as a discontinued operations.

    NET LOSSES for the three months ended June 30, 2002 were $7,103,000 compared with $7,715,000 for the three months ended June 30, 2001. The decrease in net loss of $612,000, or 7.9%, was primarily attributable to (i) the absence of operating losses of the Phoenix stations due to the sale of these properties on October 31, 2001, (ii) lower station operating expenses and internet and publishing expenses, and (iii) the adoption of SFAS 142 which resulted in no amortization expense for goodwill and intangible assets for the three months ended June 30, 2002, partially offset by lower net revenues at the New York and LA Stations compared to the corresponding quarter in 2001.

    SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

    NET REVENUES for the six months ended June 30, 2002 were $6,765,000 as compared with $9,823,000 for the six months ended June 30, 2001, a decrease of $3,058,000 or 31.1%. This decrease was due primarily to (i) the lack of revenues at the Phoenix stations for the six months ended June 30, 2002 compared to net revenues at the Phoenix stations of $2,461,000 for the six months ended June 30, 2001, due to the sale of the Phoenix stations on October 31, 2001, and (ii) decreased net revenues at the New York stations for the six months ended June 30, 2002 compared to the same period in 2001, due to declining ratings linked to signal deficiencies that existed from September 2001 through April 2002, caused by a variety of transmission problems in the New York and New Jersey areas indirectly resulting from the September terrorist incident, and the change in format of the New York stations on May 9, 2002, and (iii) decreased net revenues at the LA Stations for the six months ended June 30, 2002 compared to the same period in 2001, resulting from an adverse competitive environment. This decrease was partially offset by increased broadcast and concert revenues of the Chicago Stations, compared to the corresponding six months ended June 30, 2001.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the six months ended June 30, 2002 were $8,184,000 compared with $11,621,000 for the six months ended June 30, 2001, a decrease of $3,437,000 or 29.6%. This decrease was due principally to decreased operating expenses of $2,324,000 for the Phoenix stations which the Company sold on October 31, 2001, and the reduction in operating expenses for the New York and LA stations. This decrease was partially offset by the increased concert and sales expenses for the Chicago stations for the six months ended June 30, 2002.

    INTERNET OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the six months ended June 30, 2002 were $0 compared with $305,000 for the six months ended June 30, 2001, a decrease of $305,000 or 100.0%. This decrease was due principally to the closure of the Internet operations in the second half of 2001

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2002 were $1,772,000 compared with $1,734,000 for the six months ended June 30, 2001, an increase of $38,000 or 2.2%. The increase was primarily attributable to higher legal and professional fees and liability insurance expenses, partially offset by lower personnel costs in 2002.

    DEPRECIATION AND AMORTIZATION EXPENSES for the six months ended June 30, 2002 were $761,000 compared with $2,495,000 for the six months ended June 30, 2001, a decrease of $1,734,000, or 69.5%. This decrease was due to (i) the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense for goodwill and intangible assets for the six months ended June 30, 2002, and (ii) the elimination of depreciation expense at the Phoenix stations compared to the same period in 2001 resulting from the sale of these properties on October 31, 2001.

    INTEREST EXPENSE for the six months ended June 30, 2002 was $10,037,000 compared with $9,836,000 for the six months ended June 30, 2001, an increase of $201,000 or 2.0%. This increase reflects additional interest resulting from the higher accreted principal amount of the Notes for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. In the six months ended June 30, 2002 and 2001, the average outstanding total debt for the Company was $174,000,000 and $173,730,000 respectively. The average rate of interest on the outstanding debt was 11.53% and 11.32% for the six months ended June 30, 2002 and 2001, respectively. Interest income for the six months ended June 30, 2002 was $105,000 compared with $34,000 for the six months ended June 30, 2001. This increase was a result of a higher average balance of investments in marketable securities due to the sale of the Company's Phoenix stations in October 2001.

    DISCONTINUED OPERATIONS for the six months ended June 30, 2002 were $594,000 compared with $370,000 for the three months ended June 30, 2001. During
June 2002, the Company discontinued its publishing operation and wrote-off $108,000 of the remaining goodwill. The decision to terminate publishing operations was made in response to the continued downturn in the music industry advertising marketplace. As the Company's publishing operation represents the company of Big City Radio, Inc., the Company's consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as a discontinued operations.

    NET LOSSES for the six months ended June 30, 2002 were $14,462,000 compared with $16,510,000 for the six months ended June 30, 2001. The decrease in net loss of $2,048,000, or 12.4%, was primarily attributable to (i) concert revenues of the LA and Chicago stations for the six months ended June 30, 2002, (ii) the absence of operating losses of the Phoenix stations due to the sale of these properties on October 31, 2001, (iii) lower station operating expenses and internet and publishing expenses, and (iv) the adoption of SFAS 142 which resulted in no amortization expense for goodwill and intangible assets for the six months ended June 30, 2002, partially offset by lower net revenues at the New York and LA Stations compared to the corresponding six months ended
June 30, 2001.

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

    As a result of these factors, working capital needs have been met by borrowings, including loans from Stuart and Anita Subotnick (the "Principal Stockholders"), loans under the credit agreement dated as of May 30, 1996 with the Chase Manhattan Bank (as amended, the "Old Credit Facility") and the issuance of the Notes. The net proceeds of approximately $120,808,000 from the Notes Offering were used to repay approximately $32,600,000 of the Old Credit Facility. Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") in the amount of $15.0 million. Most recently working capital needs have been met first from the proceeds of the Bridge Loan and subsequent to October 31, 2001 from the proceeds of the sale of the Company's Phoenix radio stations.

    The Company has entered into employment contracts with 9 individuals, mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,512,000 in 2002 and $172,000 in 2003.

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

    CASH FLOWS FROM OPERATING ACTIVITIES

    In the six months ended June 30, 2002 and 2001, respectively, the Company used cash in its operations. In the six months ended June 30, 2002, the deficit was predominantly due to the payment of cash interest on the Company's Notes of approximately $9.8 million on March 15, 2002, and operating losses of the New York Stations, Chicago Stations, Independent Radio Reps, LLC, and internet and publishing businesses. In the six months ended June 30, 2001, the deficit was predominantly due to operating losses of the New York and Chicago Stations, and the start-up operations of the internet and publishing businesses and Independent Radio Reps, LLC.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $174,000 and $254,000 for the six months ended June 30, 2002 and 2001, respectively. These expenditures primarily reflect costs associated with technical improvements at the Company's stations, in particular, the expansion of the studio and broadcast facilities, and computer support equipment. In the six months ended June 30, 2002, the Company sold $10,567,000 of marketable securities to generate cash for general working capital and interest payment on the Notes. In the six months ended June 30, 2001, the Company sold $1,895,000 of marketable securities to generate cash for general working capital purposes.

    CASH FLOWS FROM FINANCING ACTIVITIES

    During the six months ended June 30, 2001, the Company borrowed $985,000 from an affiliate of the Company. The amount outstanding under the note was repaid on October 12, 2001.

    The Company completed a private placement of $174.0 million aggregate principal amount at maturity of Notes on March 17, 1998 (the "Notes Issuance Date"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.6 million to repay outstanding indebtedness under its Old Credit Facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties for general working capital purposes.

    The Notes were issued at an original issue discount and accreted in value until March 15, 2001 at a rate of 11.25% per annum, compounded semi-annually to an aggregate principal amount of $174.0 million. Cash interest began accruing on the Notes on March 15, 2001 at a rate of 11.25% per annum and is payable in cash semi-annually, each March 15 and September 15 through and including March 15, 2005. The Notes will mature on March 15, 2005 but may be redeemed at the option of the Company, in whole or in part at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15 of 2002, 2003 and on and after 2004, respectively.

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

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's Restricted Subsidiaries (as defined in the Indenture). As of June 30, 2002, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants with which the Company and its Restricted Subsidiaries must comply, including covenants regarding the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets. At June 30, 2002 the Company is in compliance with all covenants under the Indenture.

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

    Cash interest commenced accruing on the Notes on March 15, 2001 and semi-annual cash interest payments commenced on September 15, 2001. The Company failed to make the initial interest payment on September 15, 2001, however, under the terms of the Indenture, a grace period of thirty days exists in which to pay the interest due. On October 12, 2001 the Company obtained the Bridge Loan, and used the proceeds from borrowing under the Bridge Loan to pay the September 15, 2001 Note interest payment, applicable additional interest, and the indebtedness and accrued interest on the Affiliate Promissory Note, at that date.

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

    On October 31, 2001, the Company completed the sale of its four Phoenix radio properties to Hispanic Broadcasting Corporation for a cash price of $34 million. The Indenture permits the Company to reinvest the approximately
$18 million of proceeds which remained from the sale of the Phoenix stations after the repayment of the Bridge Loan in broadcast assets for a period of up to one year from the date of these asset sales. Thereafter, any net proceeds that were not timely reinvested in broadcast assets must be used to make an offer to repurchase the Notes. As described above, the Company used a portion of the proceeds to repay indebtedness under the Bridge Loan and has been using the remainder of the proceeds to fund ongoing operations. The Company does not have sufficient cash resources to consummate an offer to repurchase the Notes. The Company is currently considering all available options with respect to the Notes repurchase offer and the September 15, 2002 interest payment on the Notes.

    The Company had available approximately $4.7 million of cash and cash equivalents and marketable securities at June 30, 2002. Cash interest commenced accruing on the Company's Notes on March 15, 2001 and is payable semi-annually. The semi-annual interest payment is $9.8 million.

    Based on the Company's historical losses, cash on hand is likely to be insufficient to support the Company's operations (exclusive of interest payments) through June 30, 2003. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's cash on hand will be required for debt service. Cash on hand will be insufficient to satisfy the Company's debt service requirements for the foreseeable future. The Company will not be able to make the $9.8 million interest payment on the Notes that is due on September 15, 2002 unless it is able to obtain additional debt or equity financing or sell assets. Absent such financing or sales, the Company will also not be able to consummate the offer to repurchase the Notes that is required to be made in the event that it does not reinvest the net proceeds from the sale of the Phoenix stations (after giving effect to the repayment of the Bridge Loan) in broadcast assets on or before October 31, 2002. There can be no assurances that the Company will be able to obtain any such financing or sell assets on acceptable terms or at all. In the event that the Company is unable to obtain financing or sell assets it may need to restructure the Notes. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

    The rules of the American Stock Exchange, on which the Company's Class A Common Stock is listed, require that the Company maintain an audit committee with at least three members who are independent directors. In June 2002, the Company added a third independent director to serve on its board and on the audit committee. The American Stock Exchange Board of Governors recently approved new corporate governance measures which include increasing the independence of boards of directors of Amex-listed companies and tightening the definition of "independent." The measures approved by the Amex Board of Governors require the promulgation of formal rules that are subject to SEC review and approval. The Company will review such rules upon their adoption to ensure compliance. Recently, the Company's Class A Common Stock was subject to a listing review by the American Stock Exchange. The Exchange noted that the Company's shareholders' equity, its losses from continuing operations and its net losses do not comply with the Exchange's listing standards, and such noncompliance could be the basis for delisting. The Company responded with a plan of action addressing these comments and in June the Exchange completed its review and granted an extension to the Company. To remain listed, the Company will have to meet certain quarterly milestones which are contained in a business plan that was submitted by the Company to the Exchange. If the Company is unable to meet the specified milestones, or if the Company is unable to regain compliance with the continued listing standards by June 30, 2003, it is likely that the Exchange will initiate delisting proceedings. The Company cannot predict if or when the American Stock Exchange will delist its Class A Common Stock. If the Exchange delists the Company's Class A Common Stock, it is likely that the liquidity of such stock will decrease and it is possible that the market value of such stock will decrease.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including those utilizing the phrases "will," "expects," "intends," "estimates," "contemplates," and similar phrases, are "forward-looking" statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), including statements regarding, among other items, (i) the Company's expectation of improving the coverage areas of its radio stations or receipt of approvals from the FCC regarding upgrades or enhancement of the Company's radio stations,
(ii) the Company's ability to successfully implement its business strategy,
(iii) the Company's ability to consummate asset sales and (iv) the Company's ability to raise additional debt or equity financing or restructure its existing capital so as to continue as a going concern. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the competitive market place, including the introduction of new technologies or formatting changes by the Company's competitors, (ii) changes in the financial markets and in the Company's ability to secure financing, (iii) changes in the regulatory framework, including the possibility that U.S. or non-U.S. governments will increase regulation of the Internet, (iv) risks that the FCC may not approve the Company's pending applications with respect to upgrades or enhancements of the Company's stations, (v) changes in audience tastes, and (vi) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company's control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    Cash on hand is insufficient to meet the Company's obligations and commitments. If the Company does not meet its interest obligations under the Indenture or if it otherwise defaults under the Indenture, its debt may be accelerated under the Indenture. In addition, because the Company is highly leveraged, it could limit our ability to respond to market conditions or meet extraordinary capital needs. If the Company is unable to generate sufficient cash flow from operations to meet its obligations and commitments, it will be required to refinance or restructure its indebtedness or raise additional debt or equity capital. Additionally, it may be required to sell material assets or operations. These alternative strategies might not be effected on satisfactory terms, if at all.

    The Indenture contains restrictive covenants that may limit its ability to:

    - incur additional debt;

    - pay dividends;

    - merge, consolidate or sell assets;

    - make acquisitions or investments; or

    - change the nature of our business.

    The Company currently does not have a credit agreement and it may not be able to obtain a new credit agreement. Management believes that its long-term liquidity needs will be satisfied through a combination of i) achieving positive operating results and cash flows through revenue growth and control of operating expenses and ii) the raising of additional equity and/or restructuring of the Notes.

    If the Company experiences a change of control, with respect to the Notes, the Company might not have sufficient funds to repurchase the Notes, as may be required.

    The Company has incurred losses from continuing operations in each of the fiscal years since inception and expects to continue to experience net losses in the foreseeable future. These future net losses, which may be greater than the Company's net losses in the past, will be principally a result of interest expense on the Company's outstanding debt.

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

    The Company reviews the carrying values of its long-lived assets (tangible) for impairment based upon estimated future cash flows of the stations. As of June 30, 2002, the Company did not record any impairment related to its long lived tangible assets or broadcast license. In June 2002, the Company ceased the operation of United Publishers of Florida, Inc., and wrote off the remaining $108,000 of goodwill associated with United Publishers of Florida, Inc. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge in the future.

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

    None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's 2002 Annual Meeting of Stockholders held on June 5, 2002, the holders of Class A common stock of the Company were asked to consider and vote as a separate class upon the election of two members to the Company's Board of Directors to serve a one year term as Class A Directors, and the holders of Class A common stock together with the holders of Class B common stock were asked to consider and vote as a single class upon the ratification of the selection of KPMG LLP as the Company's independent accountants for the year ending December 31, 2002.

    At such meeting, a majority of the Company's stockholders (i) elected Michael H. Boyer and Leonard White as Class A Directors for a one year term ending in the year 2002 and (ii) ratified the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2002.

    The following is a summary of the voting results with respect to each of the proposals:

PROPOSAL                                                                    FOR      WITHHOLD
--------                                                                 ---------   --------
1.   The Election of Class A Directors.................................

     Name
     ----
     Michael H. Boyer..................................................  5,646,855         --
     Leonard White.....................................................  5,646,855         --

                                                          FOR       AGAINST    ABSTAIN    BROKER NON-VOTES
                                                       ----------   --------   --------   ----------------
2.   Ratification of the Appointment of Independent
     Auditors........................................  87,657,558    1,050       500                --

ITEM 5--OTHER INFORMATION

    None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C.
    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C.
    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 14, 2002