Form 10-Q
period 2002-09-30
BIG CITY RADIO INC
filed 2002-11-14
CIK 1046284

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

                FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the registrant's Class A common stock and Class B common stock outstanding as of November 8, 2002 was 6,226,817 and 8,250,458, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BIG CITY RADIO, INC.
                         PART 1--FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets.................................       3

         Consolidated Statement of Operations........................       4

         Consolidated Statement of Cash Flows........................       5

         Consolidated Statement of Stockholders' Equity
           (Deficiency)..............................................       6

         Notes to Consolidated Financial Statements..................    7-17

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   18-30

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................      31

Item 4.  Controls and Procedures.....................................      31

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      32

Item 2.  Changes in Securities and Use of Proceeds...................      32

Item 3.  Defaults Upon Senior Securities.............................      32

Item 4.  Submission of Matters to a Vote of Security Holders.........      32

Item 5.  Other Information...........................................      32

Item 6.  Exhibits and Reports on Form 8-K............................      32

Signatures...........................................................      33

Exhibits

PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BIG CITY RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   -------------
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................  $     323,000   $   3,194,000
  Cash held in investment, restricted.......................      1,297,000       1,336,000
  Marketable securities.....................................      3,079,000      15,000,000
  Accounts receivable, net of allowance of $292,000 and
    $458,000 in 2002 and 2001, respectively.................      2,269,000       3,817,000
  Interest receivable.......................................          9,000          21,000
  Prepaid expenses and other current assets.................        640,000         602,000
                                                              -------------   -------------
Total current assets........................................      7,617,000      23,970,000
Property and equipment, net.................................      3,970,000       5,206,000
Intangibles, net............................................     76,955,000      77,063,000
Deferred financing fees, net................................      1,605,000       2,094,000
Other assets................................................        170,000         112,000
                                                              -------------   -------------
Total assets................................................  $  90,317,000   $ 108,445,000
                                                              =============   =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     696,000   $   1,428,000
  Accrued expenses..........................................      1,198,000       1,988,000
  Interest payable..........................................     10,771,000       5,873,000
  Senior discount notes (note 7)............................    174,000,000              --
  Other current liabilities.................................         69,000          79,000
                                                              -------------   -------------
Total current liabilities...................................    186,734,000       9,368,000
                                                              -------------   -------------
Long-term liabilities:
  Senior discount notes.....................................             --     174,000,000
  Other long-term liabilities...............................        389,000         420,000
  Deferred income tax liabilities...........................      2,237,000       2,284,000
Commitments, contingencies and going concern
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value. Authorized 20,000,000
    shares; zero shares issued and outstanding in 2002 and
    2001....................................................             --              --
  Common stock, Class A, $.01 par value. Authorized
    80,000,000 shares; issued and outstanding 6,226,817
    shares in 2002 and 2001.................................         62,000          62,000
  Common stock, Class B, $.01 par value. Authorized
    20,000,000 shares; issued and outstanding 8,250,458
    shares in 2002 and 2001.................................         83,000          83,000
  Additional paid-in capital................................     29,492,000      29,492,000
  Accumulated deficit.......................................   (128,680,000)   (107,264,000)
                                                              -------------   -------------
                                                                (99,043,000)    (77,627,000)
                                                              -------------   -------------
Total liabilities and stockholders' equity (deficiency).....  $  90,317,000   $ 108,445,000
                                                              =============   =============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                           -------------------------   ---------------------------
                                              2002          2001           2002           2001
                                           -----------   -----------   ------------   ------------
Gross revenues...........................  $ 3,845,000   $ 6,574,000   $ 11,282,000   $ 17,508,000
  Less: commissions and fees.............      381,000       691,000      1,055,000      1,803,000
                                           -----------   -----------   ------------   ------------
    Net revenues.........................    3,464,000     5,883,000     10,227,000     15,705,000
Operating expenses:
  Station operating expenses, excluding
    depreciation and amortization........    3,844,000     5,110,000     12,026,000     16,731,000
  Internet operating expenses, excluding
    depreciation and amortization........           --       117,000             --        421,000
  Corporate, general and administrative
    expenses.............................    1,044,000     1,018,000      2,816,000      2,752,000
  Depreciation and amortization..........      365,000     1,253,000      1,126,000      3,748,000
                                           -----------   -----------   ------------   ------------
    Total operating expenses.............    5,253,000     7,498,000     15,968,000     23,652,000
                                           -----------   -----------   ------------   ------------
      Operating loss.....................   (1,789,000)   (1,615,000)    (5,741,000)    (7,947,000)
Other income (expenses):
  Interest income........................       23,000         8,000        128,000         42,000
  Interest expense.......................   (5,144,000)   (5,180,000)   (15,181,000)   (15,016,000)
  Other, net.............................        3,000      (159,000)       (11,000)      (197,000)
                                           -----------   -----------   ------------   ------------
    Total other expenses.................   (5,118,000)   (5,331,000)   (15,064,000)   (15,171,000)
Loss from continuing operations before
  income taxes...........................   (6,907,000)   (6,946,000)   (20,805,000)   (23,118,000)
Income tax benefit, net..................       16,000        15,000         47,000         47,000
                                           -----------   -----------   ------------   ------------
  Loss from continuing operations........   (6,891,000)   (6,931,000)   (20,758,000)   (23,071,000)
Discontinued operations (Note 6):
  Loss on discontinued publishing
    operations...........................      (64,000)      (77,000)      (658,000)      (447,000)
                                           -----------   -----------   ------------   ------------
Net loss.................................  $(6,955,000)  $(7,008,000)  $(21,416,000)  $(23,518,000)
                                           ===========   ===========   ============   ============
Basic and diluted loss per share:
  Loss from continuing operations........  $     (0.48)  $     (0.47)  $      (1.43)  $      (1.59)
  Loss on discontinued publishing
    operations...........................           --         (0.01)         (0.05)         (0.03)
                                           -----------   -----------   ------------   ------------
  Net loss...............................  $     (0.48)  $     (0.48)  $      (1.48)  $      (1.62)
                                           ===========   ===========   ============   ============
Weighted average shares outstanding......   14,477,000    14,477,000     14,477,000     14,477,000
                                           ===========   ===========   ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                  2002           2001
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(21,416,000)  $(23,518,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,143,000      3,786,000
    Non cash interest.......................................       489,000      4,194,000
    Non cash change in other comprehensive loss.............            --          9,000
    Deferred income taxes...................................       (47,000)       (46,000)
    Impairment loss on goodwill.............................       108,000             --
    Loss on sale of fixed assets............................        28,000          2,000
    Disposal of fixed assets................................        21,000             --
    Change in operating assets and liabilities
      (Increase) decrease in assets:
        Accounts receivable.................................     1,548,000       (466,000)
        Interest receivable.................................        12,000         35,000
        Prepaid expenses and other current assets...........       (38,000)       486,000
        Other assets........................................       (58,000)       (26,000)
      Increase (decrease) in liabilities:
        Accounts payable....................................      (732,000)       827,000
        Accrued expenses....................................      (790,000)      (530,000)
        Interest payable....................................     4,898,000     10,815,000
        Other liability.....................................       (41,000)       133,000
                                                              ------------   ------------
          Net cash used in operating activities.............   (14,875,000)    (4,299,000)
                                                              ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................      (251,000)      (552,000)
  Sales of marketable securities............................    11,921,000      1,895,000
  Decrease in cash held in restricted investment............        39,000         14,000
  Cash received for disposal of fixed assets................       295,000         22,000
                                                              ------------   ------------
    Net cash provided by investing activities...............    12,004,000      1,379,000
                                                              ------------   ------------
Cash flows from financing activities:
  Cash received from issuance of promissory note to related
    party...................................................            --      2,235,000
                                                              ------------   ------------
    Net cash provided by financing activities...............            --      2,235,000
                                                              ------------   ------------
      Change in cash and cash equivalents...................    (2,871,000)      (685,000)

Cash and cash equivalents at beginning of period............     3,194,000        862,000
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $    323,000   $    177,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                              BIG CITY RADIO, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                     COMMON STOCK        ADDITIONAL
                                 ---------------------     PAID-IN      ACCUMULATED
                                   SHARES      AMOUNT      CAPITAL        DEFICIT         TOTAL
                                 ----------   --------   -----------   -------------   ------------
Balance at December 31,2001....  14,477,275   $145,000   $29,492,000   $(107,264,000)  $(77,627,000)
Net loss.......................          --         --            --     (21,416,000)   (21,416,000)
                                 ----------   --------   -----------   -------------   ------------
Balance at September 30,
  2002.........................  14,477,275   $145,000   $29,492,000   $(128,680,000)  $(99,043,000)
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

    The Company owns HIH Acquisition, Inc. ("HIH") which in turn owns United Publishers of Florida, Inc., ("UPF") which published the Hispanic music trade magazine, "Disco," operated a graphic design business and owns the LatinMusicTrends.com website. In response to the continued downturn in the music industry advertising marketplace, during June 2002, the Company ceased the operation of UPF, and wrote-off the remaining $108,000 of goodwill associated with UPF. As discussed in Note 6, this was treated as discontinued operations. The Company also owns Independent Radio Rep, LLC, an in-house rep firm to represent it in generating national Hispanic radio business.

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

    The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K"). In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2.  EARNINGS PER SHARE

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the three months and nine months ended September 30, 2002 and 2001, the Company had losses from continuing operations. The Company had antidilutive options amounting to 1,338,000 and 1,833,000 at September 30, 2002 and 2001, respectively, which were not included in the computation of

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  EARNINGS PER SHARE (CONTINUED)
diluted EPS. In addition, if an acquisition by any person, group of affiliated persons or entity of all of the stock of the Company or of all or substantially all of the assets of the Company, occurs on or prior to November 1, 2004 at a price of at least $4.00 per share of Class A Common Stock, the former stockholders of HIH will be entitled to receive 600,000 shares of the Company's Class A Common Stock.

3.  ACQUIRED INTANGIBLE ASSETS AND GOODWILL

    The carrying amount of unamortized intangible assets are as follows (in thousands):

                                              DECEMBER 31, 2001   SEPTEMBER 30, 2002
                                              -----------------   ------------------
Broadcast licenses..........................       $76,955              $76,955
Goodwill....................................           108                   --
                                                   -------              -------
                                                   $77,063              $76,955
                                                   =======              =======

    The amortization expense on broadcast license was $0 and $2,207,000 for the nine months ended September 30, 2002 and 2001, respectively. The amortization expense on goodwill was $0 and $239,000 for the nine months ended September 30, 2002 and 2001, respectively.

    The following table presents net loss (in thousands) and basic and diluted net loss per share as if the broadcast license and goodwill had not been amortized during the periods presented.

                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                      ---------------------   -------------------
                                        2002        2001        2002       2001
                                      ---------   ---------   --------   --------
Reported net loss...................   $(6,955)    $(7,008)   $(21,416)  $(23,518)
Add back: Goodwill amortization.....        --          80         --         239
Add back: Broadcast license
  amortization......................        --         736         --       2,207
                                       -------     -------    --------   --------
Adjusted net loss...................   $(6,955)    $(6,192)   $(21,416)  $(21,072)
                                       =======     =======    ========   ========
Basic and diluted net loss per
  share:
  Reported net loss.................   $ (0.48)    $ (0.48)   $ (1.48)   $  (1.62)
  Add back: Goodwill amortization...        --        0.01         --        0.02
  Add back: Broadcast license
    amortization....................        --        0.05         --        0.15
                                       -------     -------    --------   --------
  Adjusted net loss.................   $ (0.48)    $ (0.42)   $ (1.48)   $  (1.45)
                                       =======     =======    ========   ========

4.  RECENT ACCOUNTING PRONOUNCEMENTS

    BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2001, the Financial Accounting Standards Board or FASB issued
SFAS 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

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

    In accordance with SFAS 142, the Company discontinued the amortization of goodwill and intangible assets (comprised of broadcast license) effective January 1, 2002. During the quarter ended March 31, 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, the Company ceased the operation of UPF, and

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) wrote off the remaining $108,000 of goodwill associated with UPF. As of September 30, 2002, the Company has no remaining unamortized goodwill, and has unamortized broadcast licenses in the amount of $76,955,000.

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

    The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the financial position, cash flows, or results of operations of the Company. The Company discontinued its publishing operations during June 2002. This was treated as a discontinued operation under SFAS 144.

    In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES
("SFAS 146") which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (including Certain Costs Incurred in a Restructuring) ("Issue 94-3").

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

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  SENIOR DISCOUNT NOTES

    OFFERING OF SENIOR DISCOUNT NOTES

    The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, of 11.25% Senior Discount Notes due 2005 (the "Notes") on March 17, 1998 (the "Notes Offering"), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.6 million to repay outstanding indebtedness under its previous credit facility. The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and the remaining proceeds were used for general working capital purposes. On March 15, 2001, the Notes commenced accruing cash interest at 11.25% per annum. Semi-annual cash interest payments of $9.8 million commenced on September 15, 2001. (For a discussion of the Company's current liquidity issues, including events of default under the Indenture governing the Notes and the acceleration of the principal of and interest on the Notes, see note 7 below.)

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

    Accordingly, set forth below is certain condensed consolidating and consolidated financial information for the parent company, Big City Radio, Inc. and for the Subsidiary Guarantors, with consolidation adjustments, as of September 30, 2002 and for the nine months ended September 30, 2001 and 2002.

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  SENIOR DISCOUNT NOTES (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002

                                                   SUBSIDIARY                    CONSOLIDATION
                                     PARENT        GUARANTORS      SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                                  -------------   ------------   -------------   -------------   -------------
Assets
  Current Assets
  Cash and cash equivalents.....  $   3,402,000   $         --   $   3,402,000   $         --    $   3,402,000
  Cash held in investment,
    restricted..................      1,297,000             --       1,297,000             --        1,297,000
  Accounts receivable, net of
    allowance...................      2,269,000             --       2,269,000             --        2,269,000
  Interest receivable...........          9,000             --           9,000             --            9,000
  Prepaid expenses and other
    current assets..............        640,000             --         640,000             --          640,000
                                  -------------   ------------   -------------   ------------    -------------
    Total current assets........      7,617,000             --       7,617,000             --        7,617,000
Property and equipment, net.....      3,970,000             --       3,970,000             --        3,970,000
Investment in, and advances to
  subsidiaries..................     76,955,000             --      76,955,000    (76,955,000)              --
Intangibles, net................             --     76,955,000      76,955,000             --       76,955,000
Deferred financing fees, net....      1,605,000             --       1,605,000             --        1,605,000
Other assets....................        170,000             --         170,000             --          170,000
                                  -------------   ------------   -------------   ------------    -------------
Total assets....................  $  90,317,000   $ 76,955,000   $ 167,272,000   $(76,955,000)   $  90,317,000
                                  =============   ============   =============   ============    =============
Liabilities and stockholders'
  equity (deficiency)
  Accounts payable..............  $     696,000   $         --   $     696,000   $         --    $     696,000
  Accrued expenses..............      1,198,000             --       1,198,000             --        1,198,000
  Interest payable..............     10,771,000             --      10,771,000             --       10,771,000
  Senior discount notes.........    174,000,000             --     174,000,000             --      174,000,000
  Other current liabilities.....         69,000             --          69,000             --           69,000
                                  -------------   ------------   -------------   ------------    -------------
    Total current liabilities...    186,734,000             --     186,734,000             --      186,734,000
Long-term liabilities
  Deferred income tax
    liabilities and other
    long-term liabilities.......      2,626,000             --       2,626,000             --        2,626,000
  Intercompany balances.........             --     88,558,000      88,558,000    (88,558,000)              --
                                  -------------   ------------   -------------   ------------    -------------
  Total long-term liabilities...      2,626,000     88,558,000      91,184,000    (88,558,000)       2,626,000
Stockholders' equity
  (deficiency)
  Preferred and common stock,
    and additional paid-in
    capital.....................     29,637,000             --      29,637,000             --       29,637,000
  Accumulated deficit...........   (128,680,000)   (11,603,000)   (140,283,000)    11,603,000     (128,680,000)
                                  -------------   ------------   -------------   ------------    -------------
Total liabilities and
  stockholders'
equity (deficiency).............  $  90,317,000   $ 76,955,000   $ 167,272,000   $(76,955,000)   $  90,317,000
                                  =============   ============   =============   ============    =============

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  SENIOR DISCOUNT NOTES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                             SUBSIDIARY                   CONSOLIDATION
                                 PARENT      GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                              ------------   -----------   ------------   -------------   ------------
Gross revenues..............  $ 17,508,000   $        --   $ 17,508,000    $       --     $ 17,508,000
Less commissions and fees...     1,803,000            --      1,803,000            --        1,803,000
                              ------------   -----------   ------------    ----------     ------------
Net revenues................    15,705,000            --     15,705,000            --       15,705,000
Operating expenses:
  Station operating
    expenses, excluding
    depreciation and
    amortization............    16,731,000            --     16,731,000            --       16,731,000
  Internet operating
    expenses, excluding
    depreciation and
    amortization............       421,000            --        421,000            --          421,000
  Corporate, general and
    administrative
    expenses................     2,752,000            --      2,752,000            --        2,752,000
  Depreciation and
    amortization............     1,541,000     2,207,000      3,748,000            --        3,748,000
                              ------------   -----------   ------------    ----------     ------------
    Total operating
      expenses..............    21,445,000     2,207,000     23,652,000            --       23,652,000
      Operating loss........    (5,740,000)   (2,207,000)    (7,947,000)           --       (7,947,000)
Other income (expenses)
  Interest income...........        42,000            --         42,000            --           42,000
  Interest expense..........   (15,016,000)           --    (15,016,000)           --      (15,016,000)
  Other, net................      (197,000)           --       (197,000)           --         (197,000)
                              ------------   -----------   ------------    ----------     ------------
    Total operating
      expenses..............   (15,171,000)           --    (15,171,000)           --      (15,171,000)
Loss from continuing
  operations before income
  tax benefit, and equity in
  losses of Subsidiary
  Guarantors................   (20,911,000)   (2,207,000)   (23,118,000)           --      (23,118,000)
Income tax benefit, net.....        47,000            --         47,000            --           47,000
                              ------------   -----------   ------------    ----------     ------------
Loss before equity in losses
  of Subsidiary
  Guarantors................   (20,864,000)   (2,207,000)   (23,071,000)           --      (23,071,000)
Equity in net losses of
  Subsidiary Guarantors.....    (2,207,000)           --     (2,207,000)    2,207,000               --
Loss on discontinued
  publishing operations.....      (447,000)           --       (447,000)           --         (447,000)
                              ------------   -----------   ------------    ----------     ------------
Net loss....................  $(23,518,000)  $(2,207,000)  $(25,725,000)   $2,207,000     $(23,518,000)
                              ============   ===========   ============    ==========     ============

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  SENIOR DISCOUNT NOTES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                            SUBSIDIARY                   CONSOLIDATION
                                PARENT      GUARANTORS     SUB-TOTAL      ADJUSTMENTS    CONSOLIDATED
                             ------------   -----------   ------------   -------------   ------------
Gross revenues.............  $ 11,282,000   $        --   $ 11,282,000    $        --    $ 11,282,000
Less commissions and
  fees.....................     1,055,000            --      1,055,000             --       1,055,000
                             ------------   -----------   ------------    -----------    ------------
Net revenues...............    10,227,000            --     10,227,000             --      10,227,000

Operating expenses:
  Station operating
    expenses, excluding
    depreciation and
    amortization...........    12,026,000            --     12,026,000             --      12,026,000
  Corporate, general and
    administrative
    expenses...............     2,816,000            --      2,816,000             --       2,816,000
  Depreciation and
    amortization...........     1,126,000            --      1,126,000             --       1,126,000
                             ------------   -----------   ------------    -----------    ------------
    Total operating
      expenses.............    15,968,000            --     15,968,000             --      15,968,000
      Operating loss.......    (5,741,000)           --     (5,741,000)            --      (5,741,000)

Other income (expenses)
  Interest income..........       128,000            --        128,000             --         128,000
  Interest expense.........   (15,181,000)           --    (15,181,000)            --     (15,181,000)
  Other, net...............       (11,000)           --        (11,000)            --         (11,000)
                             ------------   -----------   ------------    -----------    ------------
    Total operating
      expenses.............   (15,064,000)           --    (15,064,000)            --     (15,064,000)

Loss from continuing
  operations before income
  tax benefit, and equity
  in losses of Subsidiary
  Guarantors...............   (20,805,000)           --    (20,805,000)            --     (20,805,000)
Income tax benefit, net....        47,000            --         47,000             --          47,000
                             ------------   -----------   ------------    -----------    ------------
Loss before equity in
  losses of Subsidiary
  Guarantors...............   (20,758,000)           --    (20,758,000)            --     (20,758,000)
Equity in net losses of
  Subsidiary Guarantors....            --            --             --             --              --
Loss on discontinued
  publishing operations....      (658,000)           --       (658,000)            --        (658,000)
                             ------------   -----------   ------------    -----------    ------------
Net loss...................  $(21,416,000)  $        --   $(21,416,000)   $        --    $(21,416,000)
                             ============   ===========   ============    ===========    ============

    This summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. DISCONTINUED OPERATIONS

    During June 2002, the Company discontinued the operation of UPF (which was comprised solely of publishing operations), and wrote off the remaining $108,000 of goodwill associated with its acquisition. The decision to terminate publishing operations was made in response to the continued downturn in the music industry advertising marketplace. As UPF's publishing operation represented the only publishing operations of Big City Radio, Inc., the Company's consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS 144.

    Summarized financial information for the discontinued operations is as follows:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
Revenues.............................  $11,000    $128,000   $138,000   $360,000

                                                          9/30/02    12/31/01
                                                          --------   --------
Property and equipment, net.............................  $     --   $ 90,000
Intangible, net.........................................        --    108,000
                                                          --------   --------
Net assets--discontinued operations.....................  $     --   $198,000

    During the quarter ended June 30, 2002, the Company transferred $78,000 of property and equipment previously from the discontinued operations to the continuing operations, no liabilities of the discontinued operations remained.

7. LIQUIDITY AND GOING CONCERN

    As is described more fully below, events of default exist under the Indenture governing the Company's Notes and the Company has entered into a Forbearance Agreement with the holders of approximately $128 million principal amount at maturity of the Notes, although the Forbearance Agreement will not prevent the trustee under the Indenture or note-holders that are not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein.

    The Company has incurred substantial net losses since inception primarily due to the broadcast cash flow deficits of the start up of its radio stations. In addition, since the majority of its broadcast properties are in stages of development, either as a result of pending FCC applications or appeals thereof that, if granted, will permit the Company to effect engineering enhancements or upgrades, or as a result of having recently changed formats, the Company expects to generate significant net losses for the foreseeable future. In addition, because of the Company's substantial indebtedness, a significant portion of the Company's broadcast cash flow is required for debt service. These matters raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, on November 4, 2002, the Company announced its intention to auction its stations. No assurances can be provided that the Company will be successful in selling the stations at all or selling the stations at prices sufficient to pay the principal and interest on the Notes. In the absence of successful sales, the Company will consider other strategic alternatives, including filing for protection under the United States bankruptcy laws. No adjustments have been made in the accompanying unaudited consolidated financial statements as a result of these uncertainties.

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. LIQUIDITY AND GOING CONCERN (CONTINUED)
    During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its Revolving Credit Facility. The lender declined to permit the Company to draw on this Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Revolving Credit Facility, the Company issued a promissory note (the "Affiliate Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from Stuart Subotnick, a majority shareholder, in order to meet the Company's short-term working capital needs. All amounts payable under the Promissory Note were repaid on October 12, 2001 from proceeds available from the Bridge Loan (as defined below).

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

    On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34 million, which resulted in a gain of $2.3 million. The Company used a portion of the proceeds from this sale to repay indebtedness under the Bridge Loan and has been using the remainder of the sale proceeds to fund ongoing operations. However, because of the Company's substantial indebtedness, the remainder of the Phoenix stations sales proceeds was required for the March 15, 2002 semi-annual interest payment and to fund ongoing operations. Moreover, the Company did not have the necessary cash resources to make the September 15, 2002 interest payment of $9.8 million on the Notes. The Company had available approximately $3.4 million of cash, cash equivalents and marketable securities at September 30, 2002. The grace period with respect to the non-payment of interest lapsed on October 15, 2002, thereby resulting in an event of default under the Indenture governing the Notes. On October 17, 2002, certain holders of the Company's Notes delivered notice to the Company declaring the principal and interest on all of the Notes to be immediately due and payable.

    Furthermore, the Indenture permits the Company to reinvest the net proceeds from the sale of the Phoenix stations in broadcast assets for a period of up to one year from the date of this asset sale. Thereafter, any portion of the approximately $18 million of net proceeds which remained after the repayment of the Bridge Loan that were not reinvested in broadcast assets were required to be used to make an offer to repurchase the Notes. As described above, the Company used a portion of the net proceeds to repay indebtedness under the Bridge Loan and has been using the remainder of the sale proceeds to fund the March 15, 2002 semi-annual interest payment and ongoing operations. The Company did not make an offer to repurchase the Notes, because it does not have sufficient cash resources to consummate such an offer. As a result, an event of default has occurred under the Indenture governing the Notes.

    The Company has evaluated its strategic alternatives and the most efficient use of its capital, including, without limitation, the sale of the Company's broadcast assets and, depending on market conditions, debt and/or equity financing and purchasing, restructuring, recapitalizing, refinancing or

                              BIG CITY RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. LIQUIDITY AND GOING CONCERN (CONTINUED) otherwise retiring certain of the Company's securities in the open market or by other means, in each case subject to the restrictions contained in the Indenture governing the Notes. As a result, on November 4, 2002 the Company announced it had retained Jorgenson Broadcast Brokerage to market and conduct an auction of all of the Company's radio stations.

    Proceeds from any sales of the stations will be utilized first to pay principal and interest in respect of the Notes and to pay any other Company liabilities, with any remaining proceeds to be distributed to the Company's shareholders. The sale of any of the stations will be subject to the approval of the Company's Board of Directors as well as the approval of the Federal Communications Commission. If the sale of the stations constitutes a sale of all or substantially all of the assets of the Company, then the station sale will be subject to shareholder approval.

    No assurances can be provided that the Company will be successful in selling the stations at all or selling the stations at prices sufficient to pay the principal and interest on the Notes. In the absence of successful sales, the Company will consider other strategic alternatives including filing for protection under the United States bankruptcy code. In addition, because an event of default exists under the Company's Indenture, the Company could also be subject to an involuntary filing under the bankruptcy code. No adjustments have been made in the accompanying unaudited consolidated financial statements as a result of these uncertainties.

    The Company, the Subsidiary Guarantors and the holders of approximately
$128 million principal amount at maturity of the Notes entered into a Forbearance Agreement on November 13, 2002. Under the Forbearance Agreement, the signatory note-holders have agreed to forbear, through January 31, 2003, from taking, initiating or continuing any action to enforce the Company's payment obligations under the Notes (including, without limitation, any involuntary bankruptcy filing against the Company) or against any property, officers, directors, employees or agents of the Company to collect on or enforce payment of any indebtedness or obligations, or to otherwise assert any claims or causes of action seeking payment under the Notes, in each case arising under or relating to the payment default or the default arising from the failure to make the required offer to repurchase Notes or other existing defaults known to the signatory note-holders as of the date thereof. The Company agreed to conduct the auction of its stations in a good faith manner designed to sell the assets as soon as practicable for cash consideration in an amount at least sufficient to satisfy the Notes. In the event that the signatory note-holders reasonably believe that the Company is not conducting the auction process in good faith or is not operating or managing the business and financial affairs of the Company in good faith in the ordinary course and consistent with past practices, they may notify the Company in writing and may elect to terminate the Forbearance Agreement. The Company further agreed not to pay, discharge or satisfy any liability or obligation except for obligations reflected on the Company's balance sheet as of December 31, 2001 or incurred in the ordinary course since that date which are paid, discharged or satisfied for fair and equivalent value in the ordinary course of business and consistent with past practices. The Forbearance Agreement will not prevent the trustee under the Indenture or note-holders that are not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein.

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

RECENT DEVELOPMENTS

    As is described more fully below, events of default exist under the Indenture governing the Company's Notes and the Company has entered into a Forbearance Agreement with the holders of approximately $128 million principal amount at maturity of the Notes, although the Forbearance Agreement will not prevent the trustee under the Indenture or note-holders that are not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein.

    The Indenture governing the Notes permits the Company to reinvest the net proceeds from the sale of the Phoenix stations in broadcast assets for a period of up to one year from the date of this asset sale. Thereafter, the Company must make an offer to repurchase the Notes using any remaining net proceeds after such reinvestment and repayment of specified indebtedness. The Company used a portion of the net proceeds to repay indebtedness and has been using the remainder of the sale proceeds to fund the March 15, 2002 semi-annual interest payment and ongoing operations. The Company did not make an offer to repurchase the Notes, because it does not have sufficient cash resources to consummate such an offer. As a result, an event of default has occurred under the Indenture governing the Notes.

    The Company failed to make the September 15, 2002 semi-annual interest payment of $9.8 million due on the Notes. At September 30, 2002, the Company had available approximately $3.4 million of cash, cash equivalents and marketable securities. The Company's cash resources were insufficient to enable the Company to make the semi-annual interest payment within the thirty day grace period, and this period lapsed on October 15, 2002, thereby resulting in an event of default under the Indenture governing the Notes. On October 17, 2002, a group of holders of the Notes delivered a notice to the Company declaring the principal and interest on all of the Notes to be immediately due and payable.

    The Company has evaluated its strategic alternatives and the most efficient use of the Company's capital, including, without limitation, the sale of the Company's broadcast assets and, depending on market conditions, debt and/or equity financing and purchasing, restructuring, recapitalizing, refinancing or otherwise retiring certain of the Company's securities in the open market or by other means, in each case subject to the restrictions contained in the Indenture governing the Notes. As a result, on November 4, 2002 the Company announced it had retained Jorgenson Broadcast Brokerage to market and conduct an auction of all of the Company's radio stations.

    Proceeds from any sales of the stations will be utilized first to pay principal and interest in respect of the Notes and to pay any other Company liabilities, with any remaining proceeds to be distributed to the Company's shareholders. The sale of any of the stations will be subject to the approval of the Company's Board of Directors as well as the approval of the Federal Communications Commission. If the sale of the stations constitutes a sale of all or substantially all of the assets of the Company, then the station sale will be subject to shareholder approval.

    No assurances can be provided that the Company will be successful in selling the stations at all or selling the stations at prices sufficient to pay the principal and interest on the Notes. In the absence of successful sales, the Company will consider other strategic alternatives including filing for protection under the United States bankruptcy code. In addition, because an event of default exists under the

Company's Indenture, the Company could also be subject to an involuntary filing under the bankruptcy code.

    The Company, the Subsidiary Guarantors and the holders of approximately
$128 million principal amount at maturity of the Notes entered into a Forbearance Agreement on November 13, 2002. Under the Forbearance Agreement, the signatory note-holders have agreed to forbear, through January 31, 2003, from taking, initiating or continuing any action to enforce the Company's payment obligations under the Notes (including, without limitation, any involuntary bankruptcy filing against the Company) or against any property, officers, directors, employees or agents of the Company to collect on or enforce payment of any indebtedness or obligations, or to otherwise assert any claims or causes of action seeking payment under the Notes, in each case arising under or relating to the payment default or the default arising from the failure to make the required offer to repurchase Notes or other existing defaults known to the signatory note-holders as of the date thereof. The Company agreed to conduct the auction of its stations in a good faith manner designed to sell the assets as soon as practicable for cash consideration in an amount at least sufficient to satisfy the Notes. In the event that the signatory note-holders reasonably believe that the Company is not conducting the auction process in good faith or is not operating or managing the business and financial affairs of the Company in good faith in the ordinary course and consistent with past practices, they may notify the Company in writing and may elect to terminate the Forbearance Agreement. The Company further agreed not to pay, discharge or satisfy any liability or obligation except for obligations reflected on the Company's balance sheet as of December 31, 2001 or incurred in the ordinary course since that date which are paid, discharged or satisfied for fair and equivalent value in the ordinary course of business and consistent with past practices. The Forbearance Agreement will not prevent the trustee under the Indenture or note-holders that are not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein.

    The rules of the American Stock Exchange, on which the Company's Class A Common Stock is listed, require that the Company maintain an audit committee with at least three members who are independent directors. In June 2002, the Company added a third independent director to serve on its board and on the audit committee. The American Stock Exchange Board of Governors recently approved new corporate governance measures which include increasing the independence of boards of directors of Amex-listed companies and tightening the definition of "independent." These measures could have the effect of disqualifying one or more members of the Company's audit committee from serving as independent directors. The measures approved by the Amex Board of Governors require the promulgation of formal rules that are subject to SEC review and approval. The Company will review such rules upon their adoption to ensure compliance.

    Recently, the Company's Class A Common Stock was subject to a listing review by the American Stock Exchange. The Exchange noted that the Company's shareholders' equity, its losses from continuing operations and its net losses do not comply with the Exchange's listing standards, and such noncompliance could be the basis for delisting. The Company responded with a plan of action addressing these comments and in June the Exchange completed its review and granted an extension to the Company. To remain listed, the Company was required to meet certain quarterly milestones which are contained in a business plan that was submitted by the Company to the Exchange. On November 6, 2002, the Company reported that it had received a letter from the American Stock Exchange advising the Company that the Exchange planed to file an application with the Securities Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The letter cited the Company's failure to satisfy Exchange continued listing standards regarding stockholders' equity and losses from continuing operations, as well as the failure of the Company to submit a plan to the Exchange demonstrating that the Company will be able to regain compliance with such continued listing standards. The Company has exercised its limited right to appeal the Staff's determination. The appeal is scheduled to be heard on December 10, 2002. Any delisting of the Company's common stock from the Exchange will likely have a material adverse effect on the liquidity of the Company's common stock.

    In light of the number and complexity of the issues facing the Company noted above, the Company cannot give any assurance as to the outcome of its efforts to resolve these issues.

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

    In the Los Angeles area, the Company owns and operates three FM radio stations, KLYY-FM, KSYY-FM, and KVYY-FM, all trimulcasting on 107.1 FM to form "Viva 107.1" (the "LA Stations"). The Company acquired these stations in 1996. In May 2000, the Company filed an application to upgrade the KLYY-FM, Arcadia, California Class A signal to a Class B1. In October 2002, the FCC denied the Company's application. On November 8, 2002, the Company filed an application for review appealing this decision.

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

    In the Chicago area, the Company owns five radio stations, WXXY-FM and WYXX-FM, both simulcasting on 103.1 FM as "Viva 103.1," and WKIE-FM, WKIF-FM, and WDEK-FM, trimulcasting as Energy92 (Viva 103.1 and Energy92 are collectively referred to herein as, the "Chicago Stations"). The Company acquired the Viva
103.1 stations on August 8, 1997. The Company operated WXXY-FM as a stand-alone, brokered-programming FM station and leased WYXX-FM to the previous owner under an LMA agreement until the Company commenced operation of this simulcast in early February 1998. The 103.1 simulcast began broadcasting its current Hispanic contemporary hit radio format of "Viva 103.1" in January 2001. The Company acquired WKIE-FM and WKIF-FM on August 4 and 7, 1998, respectively. On
February 25, 1999 the Company acquired WDEK-FM and added it to the Energy92 stations to form a trimulcast. These stations commenced operations as Energy92, a contemporary dance hit radio format in January 2001.

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

    On November 1, 1999, the Company consummated the acquisiton, in an all stock transaction, of all the issued and outstanding stock of Hispanic Internet Holdings, Inc., a privately held bilingqual Online Service Provider for the U.S. Hispanic and Latin American markets. During 2001, the Company ceased the development and operation of its Internet portal site, TodoAhora.com, and wrote-off $897,000 of goodwill associated with the internet operations.

    On November 8, 2000, the Company acquired United Publishers of
Florida, Inc., which published the Hispanic music trade magazine, "Disco," operated a graphic design business and owns the LatinMusicTrend.com website. In response to the continued downturn in the music industry advertising marketplace, during June 2002, the Company ceased the operation of United Publishers of Florida, Inc., and wrote-off the remaining $108,000 of goodwill associated with United Publishers of Florida, Inc.

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

    The foregoing summary of the Company's business describes general factors affecting the Company's business, and does not reflect the liquidity and going concern issues described in Note 7 to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments and--Liquidity and Capital Resources and--Cash Flows From Financing Activities.

    THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED
     SEPTEMBER 30, 2001

    NET REVENUES for the three months ended September 30, 2002 were $3,464,000 compared with $5,883,000 for the three months ended September 30, 2001, a decrease of $2,419,000 or 41.1%. This decrease was due primarily to (i) the lack of revenues at the Phoenix stations for the three months ended September 30, 2002 compared to net revenues at the Phoenix stations of $1,249,000 for the three months ended September 30, 2001, due to the sale of the Phoenix stations on October 31, 2001, and (ii) decreased net revenues at the New York stations for the three months ended September 30, 2002 compared to the same period in 2001, resulting from the change in format of the New York stations on May 9, 2002, and
(iii) decreased net revenues at the LA Stations and Energy92 in Chicago for the three months ended September 30, 2002 compared to the same period in 2001, resulting from an adverse competitive environment, and ratings declines, respectively.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended September 30, 2002 were $3,844,000 compared with $5,110,000 for the three months ended September 30, 2001, a decrease of $1,266,000 or 24.8%. This decrease was due principally to decreased operating expenses of $1,189,000 for the Phoenix stations which the Company sold on October 31, 2001, and the reduction in operating expenses for New York, Chicago and LA Stations.

    INTERNET OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the three months ended September 30, 2002 were $0 compared with $117,000 for the three months ended September 30, 2001, a decrease of $117,000 or 100.0%. This decrease was due to the closure of the Internet operations in the second half of 2001.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2002 were $1,044,000 compared with $1,018,000 for the three months ended September 30, 2001, an increase of $26,000, or 2.6%. The increase was primarily attributable to higher legal and professional fees and liability insurance expenses, partially offset by lower personnel costs in 2002.

    DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended
September 30, 2002 were $365,000 compared with $1,253,000 for the three months ended September 30, 2001, a decrease of $888,000, or 70.9%. This decrease was due to (i) the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense for goodwill and intangible assets for the three months ended September 30, 2002, and (ii) the elimination of depreciation expense at the Phoenix stations compared to the same period in 2001 resulting from the sale of these properties on October 31, 2001.

    INTEREST EXPENSE for the three months ended September 30, 2002 was $5,144,000 compared with $5,180,000 for the three months ended September 30, 2001, a decrease of $36,000, or 0.7%. The decrease in interest expense was due primarily to the absence of a promissory note to an affiliate of the Company, which was repaid on October 12, 2001. In the three months ended September 30, 2002 and 2001, the average outstanding total debt for the Company was $174,000,000 and $175,692,000 respectively. The average rate of interest on the outstanding debt was 11.82% and 11.79% for the three months ended September 30, 2002 and 2001, respectively. Interest income for the three months ended September 30, 2002 was $23,000 compared with $8,000 for the three months ended September 30, 2001. This increase was a result of a higher average balance of investments in marketable securities due to the sale of the Company's Phoenix stations in October 2001.

    LOSSES FROM DISCONTINUED OPERATIONS for the three months ended
September 30, 2002 were $64,000 compared with $77,000 for the three months ended September 30, 2001. During June 2002, the Company discontinued its UPF operation and wrote-off $108,000 of the remaining UPF goodwill. The decision to terminate UPF operations was made in response to the continued downturn in the music industry advertising marketplace. As UPF's publishing operation represented the only publishing operations of Big City Radio, Inc., the Company's consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations.

    NET LOSSES for the three months ended September 30, 2002 were $6,955,000 compared with $7,008,000 for the three months ended September 30, 2001. The decrease in net loss of $53,000, or 0.8%, was primarily attributable to (i) the absence of operating losses of the Phoenix stations due to the sale of these properties on October 31, 2001, (ii) lower station operating expenses and internet expenses, and (iii) the adoption of SFAS 142 which resulted in no amortization expense for goodwill and intangible assets for the three months ended September 30, 2002, partially offset by lower net revenues at the New York, LA and Energy92 Chicago stations, and the absence of the Phoenix stations net revenues compared to the corresponding quarter in 2001.

    NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED
     SEPTEMBER 30, 2001

    NET REVENUES for the nine months ended September 30, 2002 were $10,227,000 as compared with $15,705,000 for the nine months ended September 30, 2001, a decrease of $5,478,000 or 34.9%. This decrease was due primarily to (i) the lack of revenues at the Phoenix stations for the nine months ended September 30, 2002 compared to net revenues at the Phoenix stations of $3,710,000 for the nine months ended September 30, 2001, due to the sale of the Phoenix stations on October 31, 2001, and (ii) decreased net revenues at the New York stations for the nine months ended September 30, 2002 compared to the same period in 2001, due to declining ratings linked to signal deficiencies that existed from September 2001 through April 2002, caused by a variety of transmission problems in the New York and New Jersey areas indirectly resulting from the September terrorist incident, and the change in format of the New York stations on May 9, 2002, and (iii) decreased net revenues at the LA Stations for the nine months ended September 30, 2002 compared to the same period in 2001, resulting from an adverse competitive environment. This decrease was partially offset by increased broadcast and concert revenues of the Chicago Viva 103.1 station, compared to the corresponding nine months ended September 30, 2001.

    STATION OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the nine months ended September 30, 2002 were $12,026,000 compared with $16,731,000 for the nine months ended September 30, 2001, a decrease of $4,705,000 or 28.1%. This decrease was due principally to decreased operating expenses of $3,512,000 for the Phoenix stations which the Company sold on October 31, 2001, and the reduction in operating expenses for the New York and LA stations. This decrease was partially offset by the increased concert and sales expenses for the Chicago Viva 103.1 station for the nine months ended September 30, 2002.

    INTERNET OPERATING EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION for the nine months ended September 30, 2002 were $0 compared with $421,000 for the nine months ended September 30, 2001, a decrease of $421,000 or 100.0%. This decrease was due principally to the closure of the Internet operations in the second half of 2001

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2002 were $2,816,000 compared with $2,752,000 for the nine months ended September 30, 2001, an increase of $64,000 or 2.3%. The increase was primarily attributable to higher legal and professional fees and liability insurance expenses, partially offset by lower personnel costs in 2002.

    DEPRECIATION AND AMORTIZATION EXPENSES for the nine months ended
September 30, 2002 were $1,126,000 compared with $3,748,000 for the nine months ended September 30, 2001, a decrease of $2,622,000, or 70.0%. This decrease was due to (i) the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense for goodwill and intangible assets for the nine months ended September 30, 2002, and (ii) the elimination of depreciation expense at the Phoenix stations compared to the same period in 2001 resulting from the sale of these properties on October 31, 2001.

    INTEREST EXPENSE for the nine months ended September 30, 2002 was $15,181,000 compared with $15,016,000 for the nine months ended September 30, 2001, an increase of $165,000 or 1.1%. This increase reflects additional interest resulting from the higher accreted principal amount of the Notes for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. In the nine months ended September 30, 2002 and 2001, the average outstanding total debt for the Company was $174,000,000 and $174,391,000 respectively. The average rate of interest on the outstanding debt was 11.63% and 11.47% for the nine months ended September 30, 2002 and 2001, respectively. Interest income for the nine months ended September 30, 2002 was $128,000 compared with $42,000 for the nine months ended September 30, 2001. This increase was a result of a higher average balance of investments in marketable securities due to the sale of the Company's Phoenix stations in October 2001.

    LOSSES FROM DISCONTINUED OPERATIONS for the nine months ended September 30, 2002 were $658,000 compared with $447,000 for the nine months ended
September 30, 2001. During June 2002, the Company discontinued its UPF operation and wrote-off $108,000 of the remaining goodwill. The decision to terminate UPF operations was made in response to the continued downturn in the music industry advertising marketplace. As UPF's publishing operations represented the only publishing operations of Big City Radio, Inc., the Company's consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations.

    NET LOSSES for the nine months ended September 30, 2002 were $21,416,000 compared with $23,518,000 for the nine months ended September 30, 2001. The decrease in net loss of $2,102,000, or 8.9%, was primarily attributable to
(i) the absence of operating losses of the Phoenix stations due to the sale of these properties on October 31, 2001, (ii) lower station operating expenses and internet expenses, (iii) the adoption of SFAS 142 which resulted in no amortization expense for goodwill and intangible assets for the nine months ended September 30, 2002, and (iv) revenues from concert events at the LA and Chicago stations for the nine months ended September 30, 2002, partially offset by lower net revenues at the New York, LA and Chicago Energy92 stations, and the absence of the Phoenix stations net revenues compared to the corresponding nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of its radio stations. In addition, since the majority of its broadcast properties are in stages of development, either as a result of pending FCC applications and their appeals that, if granted, will permit the Company to effect engineering enhancements or upgrades, or as a result of having recently changed formats, the Company expects to generate significant net losses for the foreseeable future.

    As a result of these factors, working capital needs have been met by borrowings, including loans from Stuart and Anita Subotnick (the "Principal Stockholders"), loans under the credit agreement dated as of May 30, 1996 with the Chase Manhattan Bank (as amended, the "Old Credit Facility") and the issuance of the Notes. The net proceeds of approximately $120,808,000 from the Notes Offering were used to repay approximately $32,600,000 of the Old Credit Facility. Simultaneously with the completion of the Note Offering, the Company obtained a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") in the amount of $15.0 million. The Revolving Credit Facility was terminated upon repayment of the Bridge Loan. Most recently working capital needs have been met first from the proceeds of the Bridge Loan and subsequent to October 31, 2001 from the proceeds of the sale of the Company's Phoenix radio stations.

    The Company has entered into employment contracts with 9 individuals, mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $1,599,000 in 2002 and $606,000 in 2003.

    The Company has never paid cash or stock dividends and does not anticipate doing so in the foreseeable future. The Company will continue to report net losses throughout the start up period for the Chicago and New York Stations, and is attempting to sell these stations, with the expectation that any successful sales will be completed before the Company is able to generate positive operating income or net income. Furthermore, the Company intends to retain future earnings for use in its business and does not anticipate paying dividends on shares of its common stock in the foreseeable future.

    CASH FLOWS FROM OPERATING ACTIVITIES

    In the nine months ended September 30, 2002 and 2001, respectively, the Company used cash in its operations. In the nine months ended September 30, 2002, the deficit was predominantly due to the payment of cash interest on the Company's Notes of approximately $9.8 million on March 15, 2002, and operating losses of the New York Stations, Chicago Stations, Independent Radio Reps, LLC, and internet and publishing businesses. In the nine months ended September 30, 2001, the deficit was predominantly due to operating losses of the New York and Chicago Stations, and the start-up operations of the internet and publishing businesses and Independent Radio Reps, LLC.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures (excluding acquisitions of radio stations) were $251,000 and $552,000 for the nine months ended September 30, 2002 and 2001, respectively. These expenditures primarily reflect costs associated with technical improvements at the Company's stations, in particular, the expansion of the studio and broadcast facilities, and computer support equipment. In the nine months ended September 30, 2002, the Company sold $11,921,000 of marketable securities to generate cash for general working capital and interest payment on the Notes. In the nine months ended September 30, 2001, the Company sold $1,895,000 of marketable securities to generate cash for general working capital purposes.

    CASH FLOWS FROM FINANCING ACTIVITIES

    During the nine months ended September 30, 2001, the Company borrowed $2,235,000 from an affiliate of the Company. The amount outstanding under the note was repaid on October 12, 2001.

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

    Payments under the Notes are guaranteed on a senior unsecured basis by the Company's Restricted Subsidiaries (as defined in the Indenture). As of
September 30, 2002, all of the Company's subsidiaries were Restricted Subsidiaries. The Notes contain certain financial and operational covenants with which the Company and its Restricted Subsidiaries must comply, including covenants regarding the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock and the redemption of certain subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which the Company may operate, asset swaps, distributions from Restricted Subsidiaries, sales of capital stock of Restricted Subsidiaries and consolidations, mergers and transfers of all or substantially all of the Company's assets.

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

    The Notes contain customary events of default including payment defaults and default in the performance of other covenants, certain bankruptcy defaults, judgment and cross defaults, and failure of a subsidiary guarantee to be in full force and effect. As is described more fully below, events of default exist under the Indenture governing the Company's Notes, and the Company has entered into a Forbearance Agreement with the holders of approximately $128 million principal amount at maturity of the Notes.

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

    On October 31, 2001, the Company completed the sale of its four Phoenix radio properties to Hispanic Broadcasting Corporation for a cash price of $34 million. The Indenture permits the Company to reinvest the approximately
$18 million of proceeds which remained from the sale of the Phoenix stations after the repayment of the Bridge Loan in broadcast assets for a period of up to one year from the date of these asset sales. Thereafter, any net proceeds that were not timely reinvested in broadcast assets must be used to make an offer to repurchase the Notes. As described above, the Company used a portion of the proceeds to repay indebtedness under the Bridge Loan and has been using the remainder of the proceeds to fund the March 15, 2002 semi-annual interest payment due on the Notes and ongoing operations. The Company did not make an offer to repurchase the Notes, because it does not have sufficient cash resources to consummate such an offer. As a result, an event of default has occurred under the Indenture governing the Notes.

    The Company failed to make the September 15, 2002 semi-annual interest payment of $9.8 million due on the Notes. At September 30, 2002, the Company had available approximately $3.4 million of cash, cash equivalents and marketable securities. The Company's cash resources were insufficient to enable the Company to make the semi-annual interest payment within the thirty day grace period, and this period lapsed on October 15, 2002, thereby resulting in an event of default under the Indenture governing the Notes. On October 17, 2002, a group of holders of the Notes delivered notice to the Company declaring the principal and interest on all of the Notes to be immediately due and payable.

    The Company has evaluated its strategic alternatives and the most efficient use of the Company's capital, including, without limitation, the sale of the Company's broadcast assets and, depending on market conditions, debt and/or equity financing and purchasing, restructuring, recapitalizing, refinancing or otherwise retiring certain of the Company's securities in the open market or by other means, in each case subject to the restrictions contained in the Indenture governing the Notes. As a result, on November 4, 2002 the Company announced it had retained Jorgenson Broadcast Brokerage to market and conduct an auction of all of the Company's radio stations.

    Proceeds from any sales of the stations will be utilized first to pay principal and interest in respect of the Notes and to pay any other Company liabilities, with any remaining proceeds to be distributed to the Company's shareholders. The sale of any of the stations will be subject to the approval of the Company's Board of Directors as well as the approval of the Federal Communications Commission. If the sale of the stations constitutes a sale of all or substantially all of the assets of the Company, then the station sale will be subject to shareholder approval.

    No assurances can be provided that the Company will be successful in selling the stations at all or selling the stations at prices sufficient to pay the principal and interest on the Notes. In the absence of successful sales, the Company will consider other strategic alternatives including filing for protection under the United States bankruptcy code. In addition, because an event of default exists under the Company's Indenture, the Company could also be subject to an involuntary filing under the bankruptcy code.

    The Company, the Subsidiary Guarantors and the holders of approximately
$128 million principal amount at maturity of the Notes entered into a Forbearance Agreement on November 13, 2002. Under the Forbearance Agreement, the signatory note-holders have agreed to forbear, through January 31, 2003, from taking, initiating or continuing any action to enforce the Company's payment obligations under the Notes (including, without limitation, any involuntary bankruptcy filing against the Company) or against any property, officers, directors, employees or agents of the Company to collect on or enforce payment of any indebtedness or obligations, or to otherwise assert any claims or causes of action seeking payment under the Notes, in each case arising under or relating to the payment default or the default arising from the failure to make the required offer to repurchase Notes or other existing defaults known to the signatory note-holders as of the date thereof. The Company agreed to conduct the auction of its stations in a good faith manner designed to sell the assets as soon as practicable for cash consideration in an amount at least sufficient to satisfy the Notes. In the event that the signatory note-holders reasonably believe that the Company is not conducting the auction process in good faith or is not operating or managing the business and financial affairs of the Company in good faith in the ordinary course and consistent with past practices, they may notify the Company in writing and may elect to terminate the Forbearance Agreement. The Company further agreed not to pay, discharge or satisfy any liability or obligation except for obligations reflected on the Company's balance sheet as of December 31, 2001 or incurred in the ordinary course since that date which are paid, discharged or satisfied for fair and equivalent value in the ordinary course of business and consistent with past practices. The Forbearance Agreement will not prevent the trustee under the Indenture or note-holders that are not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein.

    The rules of the American Stock Exchange, on which the Company's Class A Common Stock is listed, require that the Company maintain an audit committee with at least three members who are independent directors. In June 2002, the Company added a third independent director to serve on its board and on the audit committee. The American Stock Exchange Board of Governors recently approved new corporate governance measures which include increasing the independence of boards of directors of Amex-listed companies and tightening the definition of "independent." These measures could have the effect of disqualifying one or more members of the Company's audit committee from serving as independent directors. The measures approved by the Amex Board of Governors require the promulgation of formal rules that are subject to SEC review and approval. The Company will review such rules upon their adoption to ensure compliance.

    Recently, the Company's Class A Common Stock was subject to a listing review by the American Stock Exchange. The Exchange noted that the Company's shareholders' equity, its losses from continuing operations and its net losses do not comply with the Exchange's listing standards, and such noncompliance could be the basis for delisting. The Company responded with a plan of action addressing these comments and in June the Exchange completed its review and granted an extension to the Company. To remain listed, the Company was required to meet certain quarterly milestones which are contained in a business plan that was submitted by the Company to the Exchange. On November 6, 2002, the Company reported that it had received a letter from the American Stock Exchange advising the Company that the Exchange planed to file an application with the Securities Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The letter cited the Company's failure to satisfy Exchange continued listing standards regarding stockholders' equity and losses from continuing operations, as well as the failure of the Company to submit a plan to the Exchange demonstrating that the Company will be able to regain compliance with such continued listing standards. The Company has exercised its limited right to appeal the Staff's determination. The appeal is scheduled to be heard on December 10, 2002. Any delisting of the Company's common stock from the Exchange will likely have a material adverse effect on the liquidity of the Company's common stock.

    In light of the number and complexity of the issues facing the Company noted above, the Company cannot give any assurance as to the outcome of its efforts to resolve these issues.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

    The following factors (in addition to others) could have a material and adverse impact on the Company's business:

    The Company's highly leveraged financial position poses the following risks to stockholders:

    - Events of default exist and are continuing under the Indenture governing the Notes, which has resulted in the acceleration of the Notes (subject to the forbearance of the note-holders that are signatories to the Forbearance Agreement until January 31, 2003, although the Forbearance Agreement will not prevent the trustee under the Indenture or noteholders that are not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein) or the bankruptcy of the Company;

    - a substantial portion, and perhaps all, of any amounts realized from the sale of the Company's radio stations and of the Company's cash flow from operations will be required to service its indebtedness;

    - the Company probably will not be able to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and

    - the Company is more vulnerable to economic downturns and its ability to withstand competitive pressures is limited.

    The Company derives substantially all of its revenues from advertisers in diverse industries. If a number of its advertisers reduce their expenditures because of a general economic downturn, or an economic downturn in one or more industries or regions, or for any other reason, the Company's results of operations would be materially and adversely affected.

    Cash on hand is insufficient to meet the Company's obligations and commitments. The Company has not met its interest obligations under the Indenture and has otherwise defaulted under the Indenture which has led to acceleration of the Notes under the Indenture (subject to the forbearance of the note-holders that are signatories to the Forbearance Agreement until January 31, 2003, although the Forbearance Agreement will not prevent the trustee under the Indenture or note-holders that are not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein). In addition, the Company probably will not be able to respond to market conditions or meet extraordinary capital needs. The Company is attempting to generate sufficient cash to repay its Notes by selling radio stations. These sales might not be effected on satisfactory terms, if at all.

    The Indenture contains restrictive covenants that limit its ability to:

    - incur additional debt;

    - pay dividends;

    - merge, consolidate or sell assets;

    - make acquisitions or investments; or

    - change the nature of its business.

    The Company currently does not have a credit agreement upon which it can draw and it may not be able to obtain a new credit agreement.

    If the Company experiences a change of control, with respect to the Notes, the Company does not have sufficient funds to repurchase the Notes, as may be required.

    The Company has incurred losses from continuing operations in each of the fiscal years since inception and expects to continue to experience net losses. These future net losses, which may be greater than the Company's net losses in the past, will be principally a result of interest expense on the Company's outstanding debt.

    The growth of revenue from the Company's radio stations could be limited if it is unable to successfully implement its engineering enhancement plans, and if it is forced to change formats at its radio properties in response to competitor format changes. The Company's ability to grow is affected, amongst other reasons, by the following:

    - many competing radio station groups have greater resources available to finance the start-up losses often associated with a format change;

    - the Company might not have the financial resources necessary to implement any FCC engineering upgrades or enhancements;

    - the Company might be unable to obtain FCC approval of requested upgrades and enhancements.

CRITICAL ACCOUNTING POLICIES AND MATERIAL ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affected the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgment and estimates used in the preparation of its consolidated financial statements.

    The Company reviews the carrying values of its long-lived assets (tangible) for impairment based upon estimated future cash flows of the stations. As of September 30, 2002, the Company did not record any impairment related to its long lived tangible assets or broadcast license. In June 2002, the Company ceased the operation of United Publishers of Florida, Inc., and wrote off the remaining $108,000 of goodwill associated with United Publishers of Florida, Inc. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge in the future.

    The Company records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company utilizes information available to the Company, including the timing of payments and the financial condition of its customers to estimate the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. It should be noted that the Company does not have a significant concentration of accounts receivable from one customer or industry segment.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report, or the Evaluation date. Based on such evaluation, such officers have concluded that as of the Evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

    An event of default has occurred under the Indenture governing the Company's 11.25% Senior Discount Notes due 2005 (the "Notes") as a result of the Company's failure to make payment of a semi-annual interest payment due under the Notes on September 15, 2002 or during the applicable grace period, and an event of default has occurred under section 3.7 of the Indenture concerning the Company's failure to make an offer to repurchase Notes using a portion of the cash proceeds from the October 31, 2001 sale of the Company's four Phoenix radio stations to Hispanic Broadcasting Corporation. The amount of the defaulted interest payment due on September 15, 2002 was $9.8 million, which amount remains in arrears on the date of filing of this report.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5--OTHER INFORMATION

    None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C.
    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C.
    Section 1350, as aAdopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    No reports were filed during the quarter for which this report was filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BIG CITY RADIO, INC.

                                               By:                 /s/ PAUL R. THOMSON
                                                    ------------------------------------------------
                                                                     Paul R. Thomson
                                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                      AND TREASURER

Dated: November 14, 2002

CERTIFICATIONS

    I, Charles M. Fernandez, Chief Executive Officer, certify that;

1.  I have reviewed this quarterly report on Form 10-Q of Big City Radio, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                      By:  /s/ Charles M. Fernandez
                                                  ------------------------------------------
                                                  Charles M. Fernandez
                                                  CHIEF EXECUTIVE OFFICER

CERTIFICATIONS

    I, Paul R. Thomson,, Chief Financial Officer, certify that;

1.  I have reviewed this quarterly report on Form 10-Q of Big City Radio, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                        /s/ Paul R. Thomson
                                               --------------------------------------------
                                               Paul R. Thomson
                                               CHIEF FINANCIAL OFFICER