Form 10-K
period 2002-12-31
BIG CITY RADIO INC
filed 2003-03-31
CIK 1046284

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-13715

BIG CITY RADIO, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3790661 (I.R.S. Employer Identification Number)
110 East 42nd Street, Suite 1305, New York, NY (Address of principal executive offices)	10532 (Zip Code)
Registrant's telephone number, including area code: (212) 599-3510
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Class A Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: 11 1/4% Senior Discount Notes Due 2005, Series B

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $1.40 per share, the price at which shares last sold, as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002), was $6,909,899.

        On March 20, 2003 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's Class A Common Stock, as reported by the American Stock Exchange on such date, was $2,961,385.

        The number of shares of the Registrant's Class A Common Stock and Class B Common Stock outstanding as of March 20, 2003 was 6,226,817 and 8,250,458 respectively.

BIG CITY RADIO, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

ITEM 1. Business

General

        Big City Radio, Inc. ("Big City Radio" or the "Company") currently owns and operates radio broadcast station groups in Los Angeles, New York, and Chicago. Big City Radio was formed in 1994 to acquire radio broadcast properties in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations. To accomplish this objective, Big City Radio has applied a variety of innovative broadcast engineering techniques to the radio broadcast properties it has acquired, including Synchronized Total Market Coverage™, or STMC™. STMC™ involves the acquisition of two or more stations that broadcast on the same frequency and then simulcasting their signals to achieve broad coverage of a targeted metropolitan market. In addition to STMC™, Big City Radio may employ other broadcast engineering techniques. These engineering techniques include acquiring suburban radio stations and moving the station's broadcast antenna closer to the metropolitan market and acquiring high-power stations adjacent to major metropolitan markets and focusing such stations' broadcast signals into the metropolitan area.

        Big City Radio's acquisition and engineering strategies have enabled it to provide coverage of major metropolitan markets at a significantly lower acquisition cost than is typically required to acquire a major market Class B station. Class B radio stations are defined by the Federal Communications Commission ("FCC") as those facilities whose signal is predicted to cover a regional urban area. Big City Radio currently owns and operates one STMC™station combination in each of New York and Los Angeles and two STMC™ station combinations in Chicago.

        Since its inception, Big City Radio has incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. As of December 31, 2002, Big City Radio had incurred a cumulative cash flow deficit of approximately $164 million and a cumulative net loss of approximately $135 million.

        On October 31, 2001, Big City Radio sold its three radio stations in Phoenix for an aggregate purchase price of $34 million.

        Big City Radio is seeking to sell all of its radio stations in an auction process that it announced on November 4, 2002. Between December 24, 2002 and January 2, 2003, Big City Radio signed four separate definitive asset purchase agreements to sell eleven of its twelve FCC FM licenses. The Company also plans to sell the remaining station. Big City Radio is selling these radio stations to raise the funds necessary to pay all principal of, and accrued and unpaid interest on, its 11 1/4% Senior Discount Notes ("the senior notes") due 2005. Noteholders have accelerated payment of the senior notes as a result of defaults by Big City Radio under these notes. None of these transactions is conditioned on the completion of any other transaction.

        Big City Radio's board of directors has unanimously approved the proposed asset sales and determined that the sales are in the best interests of Big City Radio and its stockholders and creditors. Big City Radio also has obtained stockholder approval of the asset sales by the written consent of the holders of a majority of the voting power of Big City Radio common stock in accordance with the requirements of Delaware law and Big City Radio's certificate of incorporation.

        The principal executive offices of the Company are located at 110 East 42nd Street, Suite 1305, New York 10017. Its telephone number is (212) 599-3510.

        Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon request. Any such requests should be directed to: Big City Radio, Inc., 1888 Century Park East, Suite 212, Los Angeles, California 90067. Attention: Paul R. Thomson.

Stations Operations

        Los Angeles, New York, and Chicago are the three largest markets in the United States in terms of aggregate radio revenues. Big City Radio has chosen formats for its radio station properties in these markets that it believes offer the greatest ratings and revenue potential and have a strong competitive position. Historically, Big City Radio has derived the largest portion of its revenues from its Los Angeles area radio stations.

        Los Angeles.    The Los Angeles market is the second largest Arbitron market in terms of population and the largest in terms of aggregate radio market revenues in the United States, with estimated 2002 revenues of $845 million. The Arbitron Company provides advertisers with the industry-accepted measure or ratings of listening audience classified by demographic segment and time of day that the audience listens to particular radio stations. Arbitration provides "diaries," or listening logs, to listeners in each significant radio market. These individuals record their listening by time and station, and Arbitron compiles their responses to produce ratings. An Arbitron market is the geographic area in which Arbitron performs its radio audience studies and for which it produces periodic reports of radio audience listening data. From 1998 to 2002, estimated radio advertising revenue in the Los Angeles Arbitron Metro Survey Area, or MSA, grew from $656 million to $845 million, representing a compound annual growth rate of 6.5%.

        Until January 15, 2003, when the Company entered into a time brokerage agreement with Entravision in Communications Corporation ("Entravision") in connection with the pending sale of its Los Angeles area radio stations to Entravision, Big City Radio operated three Los Angeles stations, as Viva 107.1. Viva 107.1 featured a Hispanic contemporary hit radio format on the 107.1 FM frequency. The Los Angeles stations cover approximately 90% of the Arbitron diaries in the Los Angeles MSA as a result of an increase in transmission power which Big City Radio implemented in the first quarter of 1998. Big City Radio believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked Los Angeles Class B stations. Big City Radio debuted Viva 107.1 in December 1999 as its first Hispanic station, and it earned a 1.1% share in the 12+ category as of the Fall 2002 Arbitron book. Big City Radio acquired the Los Angeles area radio stations in May 1996 for a combined purchase price which is significantly lower than the reported purchase prices of Class B stations in the Los Angeles MSA before such acquisition, as evidenced by reported transactions consummated after the deregulation initiated by the passage of the Telecommunications Act of 1996 (the "Telecom Act"). See "Acquisitions" below for more information about these acquisitions. In addition to its coverage of the Los Angeles market, Viva 107.1 covers parts of the Ventura, Orange, Riverside-San Bernardino and San Diego markets. Entravision is currently providing programming and related services for the Los Angeles stations under the time brokerage agreement, which remain under the Company's ultimate control pending completion of sale of the stations to Entravision.

        Big City Radio believes that identifying the appropriate format in a particular market for a station is crucial to the station's ability to achieve meaningful penetration of the market's listening audience and aggregate advertising revenues. Big City Radio launched its current Hispanic contemporary hit radio format after an extensive updated research study of the Los Angeles market in 1999.

        Big City Radio believes that extensive engineering expertise is required to achieve Class B station equivalent Arbitron coverage and broadcast quality. In Los Angeles, Big City Radio uses several advanced techniques to achieve what Big City Radio believes to be substantially full coverage. In addition to the three stations, Big City Radio uses a booster located in the San Fernando Valley to enhance its coverage of the market. Big City Radio believes these engineering solutions have resulted in significantly broader coverage than traditional simulcasting.

        New York.    The New York MSA is the largest Arbitron market in terms of population and the second largest in terms of aggregate radio market revenues in the United States, with estimated 2002 revenues of $754 million. From 1998 to 2002, radio advertising revenue in the New York MSA grew from an estimated $611 million to an estimated $754 million, representing a compound annual growth rate of 5.4%.

        Big City Radio entered the New York market with its acquisitions of four radio stations. Big City Radio has implemented STMC™ in New York and believes that it has created the equivalent of a New York Class B station. Big City Radio's four stations in the New York MSA collectively broadcast on the 107.1 FM frequency and, since May 2002, have been programmed as "Rumba 107.1," which features a Hispanic contemporary hit radio format. In the Fall 2002 Arbitron book, Rumba 107.1 did not report an audience share. Prior to May 2002, the four stations were programmed as New Country Y-107, a country music format. Rumba 107.1 currently covers approximately 90% of the Arbitron diaries in the New York MSA as a result of an increase in its transmission power pursuant to a power increase and other technical improvements, which Big City Radio implemented during the third quarter of 1998. Big City Radio believes that this coverage is substantially similar to the Arbitron diary coverage of many of the highest-ranked New York Class B stations. Big City Radio acquired the four New York stations for a combined purchase price significantly lower than the reported purchase prices of Class B stations in the New York MSA prior to such acquisitions, as evidenced by reported transactions consummated after the passage of the Telecom Act. See "Acquisitions" below for more information about these acquisitions.

        Chicago.    Big City Radio owns two groups of stations in the Chicago MSA. The Chicago MSA is the third largest Arbitron market in terms of population and aggregate radio market revenues in the United States with estimated 2002 revenues of $519 million. From 1998 to 2002, estimated radio advertising revenue in the Chicago MSA grew from $510 million to $519 million, representing a compound annual growth rate of 0.4%.

        Until January 15, 2003 when the Company entered into a time brokerage agreement with Hispanic Broadcasting Corporation ("Hispanic Broadcasting"), which has agreed to purchase one of the stations, two of Big City Radio's stations collectively broadcast as Viva 103.1 on the 103.1 FM frequency. Viva 103.1 commenced operations in January 2001, broadcasting a Hispanic contemporary hit radio format. Throughout 2000, it operated as The Eighties Channel, an Eighties music format. Viva 103.1 earned a 0.7% share in the 12+ category as of the Fall 2002 Arbitron book. These two stations currently cover approximately 85% of the Arbitron diaries in the Chicago MSA as a result of an increase in transmission power pursuant to a power increase and other technical improvements, which Big City Radio implemented during the third quarter of 1999. Big City Radio acquired these two stations for a combined purchase price significantly less than the reported purchase prices of Class B stations in the Chicago MSA, as evidenced by transactions consummated since the passage of the Telecom Act. See "Acquisitions" below for more information about these acquisitions. Hispanic Broadcasting is currently providing programming and related services for the station it has agreed to purchase, which remains under the Company's ultimate control pending completion of the sale to Hispanic Broadcasting. Hispanic Broadcasting paid Big City Radio a $75,000 fee on the commencement of the term of the time brokerage agreement and will pay this amount on each succeeding monthly anniversary thereof, with the final month pro-rated based on the actual number of calendar days elapsed.

        The second group of stations in the Chicago area currently comprises three stations. Until January 6, 2003 when the Company entered into a time brokerage agreement with Spanish Broadcasting System, Inc. ("Spanish Broadcasting"), which has agreed to purchase the stations, these stations collectively broadcast as Energy 92.7/5, or Energy 92, on the 92.7 and 92.5 FM frequencies. Energy 92 commenced operations in January 2001, broadcasting a contemporary dance hit radio format. Energy 92 earned a 0.8% share in the 12+ category as of the Fall 2002 Arbitron book. Throughout 2000, this station group operated as 92 KISS FM, broadcasting a contemporary hit radio format. In February 1999, Big City Radio completed the acquisition of substantially all the assets of WDEK-FM and WLBK-AM, DeKalb, Illinois. Big City Radio added WDEK-FM, which broadcasts on the 92.5 FM frequency, to the 92.7 stations. Through use of Big City Radio's STMC™ technology, WDEK-FM 92.5 was engineered to form part of the Energy 92 synchronized station group together with the 92.7 FM frequency stations. This station group currently covers approximately 90% of the Arbitron diaries in the Chicago MSA. Spanish Broadcasting is currently providing programming and related services for this station group, which remain under the Company's ultimate control pending completion of the sale to Spanish Broadcasting. Spanish Broadcasting paid Big City Radio a $149,333.33 fee on the commencement of the term of the time brokerage agreement and will pay this amount on each succeeding monthly anniversary thereof, with the final month pro-rated based on the actual number of calendar days elapsed

Station Advertising Sales

        The advertising rates a station can charge are in large part dictated by the station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron Radio Market Reports. Big City Radio believes that identifying the appropriate format in a particular market is crucial to the station's ability to achieve meaningful penetration of the listening audience of the market. In each market which it enters, Big City Radio performs an extensive competitive analysis to select the format with the greatest audience and revenue potential.

        Big City Radio generates virtually all of its revenues from the sale of local and national advertising for broadcast on its radio stations. Big City Radio believes that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations depend primarily on a station's share of the audience in the demographic groups targeted by advertisers, the number of stations in the market competing for the same demographic groups, and the supply of and demand for radio advertising time. Rates are generally highest during morning and afternoon commuting hours.

        The format of a particular station limits, in part, the number of advertisements that the station can broadcast without jeopardizing listening levels and the resulting ratings. Big City Radio's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations often utilize trade, or barter, agreements to generate advertising time sales in exchange for goods or services such as travel and lodging, instead of cash. Big City Radio minimizes its use of trade agreements, as do the parties to the time brokerage agreements referred to above. Big City Radio determines the number of advertisements broadcast hourly so as to maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period varies, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. As is typical of the radio broadcasting industry, Big City Radio's stations respond to changing demand for advertising inventory by varying prices rather than by varying the target inventory level for a particular station.

        Most advertising contracts are short-term and run only for a few weeks. Of its gross revenue, Big City Radio generated approximately 83% of its revenue from local advertising in the year ended December 31, 2001 and approximately 73% from local advertising in the year ended December 31, 2002. Local advertising is sold primarily by a station's sales staff. To achieve greater control over advertising revenue, Big City Radio's sales force focuses on establishing direct relationships with local advertisers. Big City Radio formed Independent Radio Reps, LLC in November 2000, and used this in-house firm of sales personnel to represent it in generating national radio advertising business. Big City Radio completed disbanding this in-house agency in February 2003.

Internet and Publishing Operations

        Big City Radio ceased its internet operations in December 2001 and discontinued its publishing operations in June 2002.

        Big City Radio launched a bilingual internet portal, TodoAhora.com, in May 2000 following the November 1, 1999 acquisition of Hispanic Internet Holdings, Inc. TodoAhora.com delivered a range of world wide web programming to the Hispanic community, including news, entertainment, finance, culture, and e-commerce opportunities. During the second half of 2000, and continuing throughout 2001, there was a severe contraction in the internet sector as many actual and potential advertisers reduced internet spending. In general, portal sites rely on advertising for revenue. Many of TodoAhora.com's competitors, as well as a number of potential new competitors, had significantly greater financial, technical, marketing and distribution resources. As a result of the economic environment affecting the internet sector, and the existence of many competitors with greater resources, during 2001 Big City Radio decided to cease the development and operation of TodoAhora.com. The decision was based upon management's evaluation of future revenue generation potential and the current resources needed to continue to develop and operate the portal.

        In November 2000, Big City Radio acquired magazine publishing operations, which included a Hispanic music trade magazine, "Disco," a graphic design business, and a website maintained as LatinMusicTrends.com which was designed to complement the information provided to Latin music industry professionals. In June 2002, in response to the continued downturn in the music industry advertising marketplace, Big City Radio discontinued these operations.

Competition

        Radio broadcasting is a highly competitive business. Within their respective markets, each of Big City Radio's radio stations competes for audience share and advertising revenue directly with other radio stations, as well as with other media such as television, print media, billboards, compact discs and music videos. Companies with greater financial resources than Big City Radio, including Clear Channel Communications, Inc., Infinity Broadcasting Corporation, and Hispanic Broadcasting, compete in the same geographic markets as Big City Radio. In addition, the radio industry recently has experienced significant consolidation which has resulted in the formation of several radio station groups that have a large number of radio stations throughout the United States and significantly greater financial resources and access to capital than Big City Radio.

        The financial success of each of Big City Radio's radio stations depends principally upon its share of the overall radio advertising revenue within its geographic market, its promotional and other expenses incurred to obtain that revenue and the economic health of the geographic market. Radio advertising revenues are, in turn, highly dependent upon audience share. Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format. If a competitor, particularly one with substantial financial resources, were to attempt to compete in either of these fashions, the broadcast cash flow of Big City Radio's affected station could decrease due to increased promotional and other expenses, lower advertising revenues resulting from lower ratings, or both. Big City Radio has chosen formats which target Hispanic listeners for each of its radio station groups. Each of the metropolitan areas in which Big City Radio's station groups broadcast have large Hispanic popluations. Big City Radio believes that competition among radio stations targeting the Hispanic markets in these metropolitan areas is currently less intense than the competition generally among radio stations broadcasting with other formats. However, Big City Radio believes that competition in the Hispanic markets is increasing. Each of Big City Radio's stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising and direct mail advertising. Big City Radio's primary competitors in Spanish-language radio in its market include Hispanic Broadcasting (whom merger with Univision is currently pending before federal regulators), Spanish Broadcasting and Entravision. Most of the companies with which Big City Radio competes are large national or regional media companies that have significantly greater resources and longer operating histories than Big City Radio. Because of its limited financial resources and severe liquidity, Big City Radio has been unable to devote the needed resources to its programming and promotional activities to compete with other companies for audience share and radio advertising revenue market share.

        Big City Radio believes that its application of a variety of innovative engineering techniques, including SMTC, enable it to achieve broad coverage of a targeted metropolitan market. Big City Radio believes that this provides a competitive advantage over radio stations utilizing traditional broadcast techniques such as simply simulcasting on the same or first adjacent frequencies. While simulcasting has been employed by other broadcast radio operators in the past, the primary purpose has been to reduce programming costs for the individual stations. Big City Radio believes that most broadcast radio operators that have employed simulcasting have done so on different frequencies. Big City Radio believes that few operators have successfully used simulcasting to effectively cover an entire MSA.

        Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of a new technology known as Digital Audio Broadcasting. Digital Audio Broadcasting may deliver by satellite or terrestrial means multi-channel, multi-format digital radio services to nationwide and regional audiences. These services have sound quality equivalent to that provided by compact discs. Big City Radio cannot predict the effect, if any, that any such new technologies may have on the radio broadcasting industry.

Acquisitions and Dispositions

        Since its incorporation in August 1994, Big City Radio has acquired the assets of 20 radio stations, an internet company, and related internet and publishing businesses. It has disposed of eight stations and ceased internet and publishing operations, has entered into agreements for the disposition of all but one of its remaining stations and is seeking to dispose of the remaining station. The following is a summary of the completed and pending acquisitions and dispositions of radio stations by Big City Radio since its incorporation. The completion of each of the pending sales is subject to initial FCC approval and customary closing conditions. None of the pending asset sales is conditioned upon the completion of any other asset sale. All of these transactions were or are with non-affiliated persons.

        New York.    In December 1994, Big City Radio acquired the assets of radio station WRGX-FM (now WYNY-FM), Briarcliff Manor, New York, from West-Land Communicators, Inc. for a purchase price of $2.5 million and the issuance of a promissory note in the amount of $1 million to West-Land.

        In April 1997, Big City Radio acquired the assets of radio station WWHB-FM (now WWXY-FM), Hampton Bays, New York, from South Fork Broadcasting Corporation for a purchase price of $4 million.

        In June 1997, Big City Radio acquired the assets of radio station WZVU-FM (now WWZY-FM), Long Branch, New Jersey, including a radio tower, a radio antenna and a building from K&K Radio Broadcasting L.L.C. and K&K Tower, L.L.C., for an aggregate purchase price of $12 million and payments under existing leases of the building facilities. K&K Radio Broadcasting, L.L.C., K&K Tower, L.L.C. and each of their controlling members and the general manager of WZVU-FM entered into a covenant not to compete with Big City Radio for a period of three years.

        In August 1998, Big City Radio acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, now WWYY-FM, Belvidere, New Jersey, and WRNJ-AM, Hackettstown, New Jersey. The aggregate purchase price for WRNJ-FM was $5.4 million excluding acquisition-related expenses, of which $3 million was paid in cash and the remainder was satisfied by the issuance of two promissory notes. Simultaneously, Big City Radio sold substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey.

        In December 1994, Big City Radio acquired the assets of radio station WRKL-AM, Pomona, New York, from Rockland Communicators, Inc. for a purchase price of $1 million. Big City Radio sold this station in March 1999 to Polnet Communications, Ltd. for a price of $1.6 million.

        On December 30, 2002 Nassau Broadcasting agreed to purchase four radio stations owned and operated by Big City Radio in the greater New York City area, which broadcast as WYNY-FM, WWZY-FM, WWXY-FM and WWYY-FM, and related assets. Nassau Broadcasting will pay $43 million in cash for these assets at the closing.

        Los Angeles.    In May 1996, Big City Radio acquired four radio stations in the Los Angeles area from Douglas Broadcasting, Inc. Big City Radio acquired the assets of radio station KMAX-FM (subsequently KLYY-FM and now KSSE-FM), Arcadia, California, KAXX-FM (subsequently KVYY-FM and now KSSC-FM), Ventura, California, KBAX-FM (subsequently KSYY-FM and now KSSD-FM) Fallbrook, California, and KWIZ-FM, Santa Ana, California, for an aggregate purchase price of $38 million. Big City Radio also acquired FM Translator station K252BF, Temecula, California, which rebroadcasts on 98.3 MHz the signal of KSSD-FM, and FM Booster station, KMAX-FM1 (subsequently KLYY-FM1, now KSSE-FM1) Burbank, California, which boosts on 107.1 MHz the broadcast of the signal of KSSE-FM.

        In December 1996, Big City Radio sold radio station KWIZ-FM to Liberman Broadcasting, Inc. for a price of $11.2 million.

        On December 24, 2002, Big City Radio entered into a definitive agreement to sell its three remaining Los Angeles-area radio stations to Entravision. Entravision will pay $100 million in cash and 3,766,478 shares of its Class A Common Stock for these assets at the closing.

        Chicago.    In August 1997, Big City Radio acquired the assets of radio station WVVX-FM (subsequently WXXY-FM) and now WVIV-FM, Highland Park, Illinois, from WVVX License, Inc., for a purchase price of $9.5 million. Douglas, WVVX, Inc. and WVVX License, Inc. agreed not to compete for a period of 18 months.

        In August 1997, Big City Radio acquired the assets of radio station WJDK-FM (now WYXX-FM), Morris, Illinois, from DMR Media, Inc., for a purchase price of $1.1 million. In addition, Big City Radio agreed not to compete with DMR Media, Inc.'s operations of radio station WCSJ-AM, Morris, Illinois, for a period of five years.

        In August 1998, Big City Radio closed two transactions in which it acquired substantially all of the assets of WCBR-FM (now WKIE-FM), Arlington Heights, Illinois from Darrel Peters Productions, Inc. and WLRT-FM (now WKIF-FM), Kankakee, Illinois from STARadio Corp. for an aggregate purchase price of $19.5 million.

        In February 1999, Big City Radio acquired substantially all of the assets of radio stations WDEK-FM and WLBK-AM, DeKalb, Illinois, from DeKalb Radio Studios, Inc. for a purchase price of $4.5 million. Big City Radio added WDEK-FM, which operates on the 92.5 FM frequency, to existing 92.7 FM stations in the Chicago metropolitan area, collectively known as Energy 92. Big City Radio sold the operating assets of WLBK-AM on April 12, 2000. No gain or loss was recorded on this transaction.

        On December 31, 2002, a subsidiary of Spanish Broadcasting agreed to purchase WDEK-FM, WKIE-FM, and WKIF-FM and related assets. Spanish Broadcasting will pay $22 million in cash for these assets at the closing.

        On January 2, 2003, a subsidiary of Spanish Broadcasting agreed to purchase WVIV-FM and related assets. Hispanic Broadcasting will pay approximately $32.9 million in cash for these assets at the closing.

        Phoenix.    In July 1999, Big City Radio acquired the assets of radio stations KEDJ-FM, Sun City, Arizona, and KDDJ-FM, Globe, Arizona, from New Century Arizona for a purchase price of $22 million.

        In September 1999, Big City Radio acquired the assets of radio station KBZR-FM, Arizona City, Arizona, from Brentlinger Broadcasting, Inc. for a purchase price of $3.9 million.

        In September 1999, Big City Radio acquired the assets of radio station KMYL-FM (now KSSL-FM), Wickenburg, Arizona, from Interstate Broadcasting Systems of Arizona, Inc. for a purchase price of $5.6 million.

        On October 31, 2001, Big City Radio sold its Phoenix radio properties and operating assets to Hispanic Broadcasting Corporation for $34 million. Big City Radio recorded a gain of $2.3 million on this transaction.

        Internet and Publishing Operations.    On November 1, 1999, Big City Radio acquired Hispanic Internet Holdings, Inc., a privately held bilingual web site, for 400,000 shares of Big City Radio's Class A common stock at a value of $4.00 per share. The transaction was accounted for as a purchase. The assets of this business included TodoAhora.com, the bilingual internet portal operated by Big City Radio until December 2001. In December 2001, when it ceased development and operation of the portal, Big City Radio wrote off goodwill of $897,000 related to its internet operations.

        On November 8, 2000, Big City Radio completed a transaction in which it acquired substantially all of the assets and properties of United Publishers of Florida, Inc., which owned and operated a Hispanic music trade magazine, "Disco," a graphic design business and the LatinMusicTrends.com website. Big City Radio paid $250,000 in cash at closing and accounted for this acquisition as a purchase. In June 2002, when it discontinued its publishing operations, Big City Radio wrote off goodwill of $108,000.

Employees

        At December 31, 2002, Big City Radio had approximately 106 full-time employees and 67 part-time employees. Big City Radio believes that its relations with its employees are satisfactory. None of Big City Radio's employees is represented by a labor union.

        Big City Radio employs several on-air personalities and enters into employment agreements with some of these personalities to protect its interests in those relationships that it believes to be valuable. The loss of some of these personalities could result in a short-term loss of audience share, but Big City Radio does not believe that any such loss would have a material adverse effect on Big City Radio.

Patents and Trademarks

        Big City Radio owns registered trademark rights for STMC™ and domestic trademark registrations related to the business of Big City Radio. Big City Radio does not believe that any of its trademarks are material to its business or operations. Big City Radio does not own any patents or patent applications.

Federal Regulation of Radio Broadcasting

        The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC:

  •
  assigns frequency bands for broadcasting;

  •
  determines the particular frequencies, locations and power of stations;

  •
  issues, renews, revokes and modifies station licenses;

  •
  determines whether to approve changes in ownership or control of station licenses;

  •
  regulates equipment used by stations;

  •
  imposes regulations and takes other action to prevent harmful interference between stations;

  •
  adopts and implements regulations and policies that directly or indirectly affect the ownership, management, programming, operation and employment practices of stations; and

  •
  has the power to impose penalties for violations of its rules or the Communications Act.

        In February 1996, Congress enacted the Telecom Act to amend the Communications Act. The Telecom Act, among other measures, directed the FCC, which has since conformed its rules, to eliminate the national radio ownership limits, liberalize the local radio ownership limits as specified in the Telecom Act, issue broadcast licenses for periods of up to eight years, and eliminate the opportunity for the filing of competing applications against broadcast license renewal applications.

        In the Balanced Budget Act of 1997, Congress authorized the FCC to conduct auctions for the awarding of initial broadcast licenses or construction permits for commercial radio and television stations. To facilitate the settlement without auctions of already pending mutually exclusive applications, Congress directed the FCC to waive existing rules as necessary. This action has resulted in the awarding of construction permits for additional radio stations, some of which might have the potential to compete with Big City Radio's radio stations. Although the 1997 Act exempted noncommercial applicants from auctions, the FCC had subjected all mutually-exclusive commercial and noncommercial applicants to auction procedures for broadcast authorizations not reserved for noncommercial use. Following the vacation by the U.S. Court of Appeals for the D.C. Circuit of that policy, the FCC is considering several options to preserve the noncommercial exemption as well as the directive to award permits with more than one applicant by auction. In the meantime, the FCC has not acted on existing mutually-exclusive broadcast applications where one or more of the applicants is a noncommercial broadcaster, nor has the FCC opened filing windows for available broadcast frequencies. Big City Radio is not, and has not been, a participant in any broadcast auction proceeding,

        License Grants and Renewals.    The Communications Act provides that a radio broadcast license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast and newspaper properties, and the "character" qualifications of the licensee and those persons holding "attributable" interests in the licensee. Broadcast licenses are granted for specific periods of time and, upon application, are renewable for additional terms. The Telecom Act amended the Communications Act to provide that broadcast licenses be granted, and thereafter renewed, for a term not to exceed eight years, if the FCC finds that the public interest, convenience, and necessity would be served.

        Generally, the FCC renews broadcast licenses without a hearing. The Telecom Act amended the Communications Act to require the FCC to grant an application for renewal of a broadcast license if the station has served the public interest, convenience and necessity, there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC which, taken together, would constitute a pattern of abuse. Competing applications against broadcast license renewal applications are therefore not entertained. The Telecom Act provided that if the FCC, after notice and an opportunity for a hearing, decides that the requirements for renewal have not been met and that no mitigating factors warrant lesser sanctions, it may deny a renewal application. Only thereafter may the FCC accept applications by third parties to operate on the frequency of the former licensee. The Communications Act continues to authorize the filing of petitions to deny broadcast license renewal applications during particular periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning the qualifications of the renewal applicant.

        The broadcast licenses of Big City Radio's Chicago stations were renewed in 1996 and will expire on December 1, 2004. The broadcast licenses of the Los Angeles area radio stations were renewed in 1997 and will expire on December 1, 2005. The broadcast licenses of the New York stations were renewed in 1998 and will expire on June 1, 2006. Big City Radio does not anticipate any material difficulty in obtaining license renewals for full terms in the future.

        License Assignments and Transfers of Control.    The Communications Act prohibits the assignment of an FCC license or the transfer of control of a corporation holding or controlling such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applicants. In reviewing assignment and transfer applications, the FCC has indicated that in evaluating whether a proposed transaction would serve the public interest, the FCC may consider, among other things, the impact of the transaction on the diversity of media voices and whether the transaction would result in the acquiring party obtaining an excessive share of the radio advertising revenues in a given market or would otherwise result in excessive concentration of media ownership. The FCC is currently considering changes to its local radio ownership rules. The FCC has adopted an interim policy guiding its review of radio transactions, which if certain levels of radio advertising market shares are present, will result in an FCC analysis of the product and geographic market definitions, market participants, shares and concentration, barriers to entry, potential adverse competitive effects and efficiencies and other public interest benefits. DOJ also reviews proposed acquisitions of radio stations. In some instances, DOJ has obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels.

        Ownership Rules.    Rules of the FCC limit the number and location of broadcast stations in which one licensee, or any party with a control position or attributable interest therein, may have an attributable interest. Pursuant to the Telecom Act, the FCC has eliminated the previously existing "national radio ownership rule." Consequently, there now is no limit imposed by the FCC to the number of radio stations one party may own nationally.

        The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable interest. Pursuant to the Telecom Act, the FCC revised its rules to set the local radio ownership limits as follows:

  •
  in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service, AM or FM;

  •
  in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service;

  •
  in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and

  •
  in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market.

        As noted above, the FCC is currently reviewing its local radio ownership rules, and is considering, among other issues, whether the FCC should rely exclusively on these numerical limits or instead adopt a case-by-case competition analysis in determining compliance with the local radio ownership rules, whether the FCC should revise its definition of the local radio market, and whether the FCC should revise its treatment of local marketing and joint sales agreements. FCC cross-ownership rules also limit or prohibit one party from having attributable interests in a radio station as well as in a local television station or daily newspaper, although such restrictions are waived by the FCC under certain circumstances. In September 2001, the FCC initiated a rulemaking proceeding to determine whether and how to modify its newspaper-broadcast cross-ownership rule. The FCC has proposed several potential modifications of such rule, including redefining the relevant geographic market or allowing cross-ownership of broadcast stations and a daily newspaper if a certain number of independent voices will remain in the relevant market following the proposed transaction. A number of commenters have urged the complete elimination of the rule or the retention of the rule only for newspaper-television combinations, so that radio stations and newspapers may be commonly owned. In September 2002, the FCC issued a notice of proposed rulemaking for the biennial review of broadcast ownership restrictions, including the cross-ownership of newspapers and broadcast stations. As part of the biennial review process, the FCC commissioned a number of studies on the various impacts of media concentration. Comments on these studies and on the issues raised by the notice of proposed rulemaking were filed on January 2, 2003. Big City Radio cannot predict whether in such biennial reviews the FCC would eliminate or modify any of its ownership rules applicable to broadcasting, or, if so, what the new rules would be or how they might affect Big City Radio.

        Attribution Rules.    All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation, its subsidiaries and their stations, except that investment companies, insurance companies and banks holding such stock in their trust accounts are not considered to have an attributable interest unless they own or have voting control over 20% or more of such stock, provided that none of the officers or directors of the broadcast licensee are representatives of the investment company, insurance company or bank concerned. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. Furthermore, under the FCC's Equity-Debt Plus, or EDP, rule, otherwise non-attributable equity or debt interests in a licensee are deemed to be attributable interests when a party holds equity and/or debt in excess of 33% of the total assets, which is defined as equity plus debt, of a licensee or its parent and such party also holds an attributable, non-EDP interest in another media entity in the same market or is a major programmer supplier to another media entity in the market. To Big City Radio's knowledge, no person or entity qualifies as an attributable party to Big City Radio under the EDP rule. Subject to the EDP rule, the FCC does not consider holders of non-voting stock or of minority stock interests when there is a single majority stockholder to be attributable parties. Moreover, subject to the EDP rule, holders of warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. Although the FCC had decided to eliminate the "single majority shareholder exemption," following the reversal by the U.S. Court of Appeals for the D.C. Circuit of the FCC's elimination of this exemption in the cable context, the FCC has suspended its repeal of the single majority shareholder exemption. As a result, minority voting interests currently are not attributable if there is a single holder of more than 50% of the outstanding voting stock of a corporate broadcast licensee, unless such stockholder is otherwise attributable as an officer, director or EDP holder. Holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross-ownership rules. Also, holders of attributable interests must possess "character qualifications" to be parties to a broadcast license. Character disqualification is reserved generally for adjudicated instances of intentional misrepresentation to or lack of candor with governmental agencies or convictions for serious crimes. At present, none of Big City Radio's attributable parties has any other media interests besides those of Big City Radio that implicate the FCC's multiple ownership limits, and each of the attributable parties meets the FCC character qualification criteria. If Big City Radio learns of a new attributable party and if such party holds interests that exceed the FCC limits on media ownership or is unqualified, under Big City Radio's certificate of incorporation, the board of directors of Big City Radio has the corporate power to redeem capital stock of Big City Radio's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements.

        The FCC will consider a radio station providing programming and sales on another local radio station pursuant to a local marketing agreement to have an attributable ownership interest in the other station for purposes of the FCC's multiple ownership rules. In particular, a radio station is not permitted to enter into a local marketing agreement giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules. Joint sales agreements, which involve the sale of time on, but not the provision of programming to, another broadcaster's station, have not been subject to the multiple ownership limits. The FCC is currently considering whether to revise its treatment of local marketing agreements and joint sales agreements.

        Alien Ownership Limits.    Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives or by foreign corporations. Where the corporation owning the license is controlled by another corporation, the parent corporation cannot have more than one-fourth of the capital stock owned of record or voted by aliens, unless the FCC finds it in the public interest to allow otherwise. The FCC has issued interpretations of existing law under which the alien ownership restrictions in slightly modified form apply to other forms of business organizations, including general and limited partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. At present, two of Big City Radio's officers are known by Big City Radio to be aliens. To Big City Radio's knowledge, less than one-fourth of the capital stock of Big City Radio is owned of record or is voted by aliens. In the event that Big City Radio learns that aliens own, control or vote stock in Big City Radio in excess of the limits set in the Communications Act and the FCC's rules, under Big City Radio's certificate of incorporation, the board of directors of Big City Radio has the corporate power to redeem capital stock of Big City Radio's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements on alien ownership.

        Programming and EEO Requirements.    While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. In addition, while the U.S. Court of Appeals for the D.C. Circuit has twice overturned the FCC's equal employment opportunity, or EEO, rules, the FCC has adopted new EEO rules, which require broadcast licensees to implement outreach efforts designed to broaden the pool of employment applicants. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short," less than full-term, license term or, where there have been serious or a pattern of violations, license revocation.

        Technical and Interference Rules.    FCC rules specify technical and interference requirements and parameters that govern the signal strength and coverage area of radio stations, and which, unless waived, must be complied with in order to obtain FCC consent to modify a station's service area or other technical operations. The FCC allots specific FM radio frequencies and class designations to particular communities of license. The FM class designations, which vary by geographic location, include, in order of increasing potential coverage area, Class A, B1, C3, B, C2, C1, C0 and C. The C Class designations are generally not allocated to communities in the more densely-populated regions of the United States, such as the Northeast and California. Each FM class has minimum and maximum power specifications and must not cause interference to the protected service areas of other radio stations, domestic or international, operating on the same or adjacent frequencies. Under FCC rules, a radio station must transmit a minimum predicted signal strength to its allocated community of license, and therefore must locate its transmitting antenna at a site providing such coverage while also being within a specified power and height range for that station's class designation, and at specified minimum distances from the transmitting sites of nearby radio stations operating on the same or adjacent frequencies. Big City Radio must also comply with certain technical, reporting, and notification requirements imposed by the FAA with respect to the installation, location, lighting, and painting of the transmitter towers used by Big City Radio's radio stations. The combination of these requirements sets limits on the ability of a particular radio station to relocate in certain directions and to increase signal coverage. Stations may petition the FCC to change a particular station's community of license and/or class, which changes are granted by the FCC when its service priorities are met and conflicting re-allotment proposals, if any, are resolved. As to minimum distance separation requirements designed to afford interference protection to other FM stations, the FCC rarely waives such specifications. However, the FCC permits radio stations in certain circumstances to relocate to a site not meeting the minimum distance separation rule when the station demonstrates that the service contours of neighboring radio stations will be protected from interference. Because STMC™ uses radio stations that operate on the same or adjacent frequencies, the STMC™ stations' transmitting sites must be sufficiently distant from each other to comply with the FCC's interference protection guidelines, unless such stations are exempt from compliance by their grandfathered status.

        FCC Power or Class Increases and Other Engineering Enhancements.    In most instances, changes to the technical specifications of radio stations, such as increases in the effective radiated power, or ERP, and subsequent increased coverage area, may be made only after application to the FCC, and grant by the FCC of a construction permit for the modification of the station. Big City Radio implemented in 2002 an authorized modification of WWZY-FM, Long Branch, New Jersey, to relocate its transmitting facilities closer to New York City. In 1998, WYNY-FM, Briarcliff Manor, New York, WWXY-FM, Hampton Bays, New York, and KLYY-FM, Arcadia, California, implemented increases in their power levels which have resulted in larger service areas. These changes were authorized following the FCC's adoption, in 1997, of rule changes governing power increases and other modifications by grandfathered short-spaced FM radio stations. Grandfathered short-spaced stations are those that do not meet the FCC's current requirements for distance separation of FM radio stations operating on the same or adjacent frequencies as the stations were authorized before the adoption of the current spacing rules.

        There is currently pending before the FCC a proposed change in the current rules that could allow some of Big City Radio's stations to increase their power or move their transmitter sites to provide improved coverage within the desired metro area pursuant to "negotiated interference" agreements. Big City Radio cannot predict whether the FCC will adopt such a rule change, and unless and until the FCC changes its rules to permit negotiated interference and the approval of the station modifications are granted, Big City Radio cannot be certain that the new policy would serve to permit increases in Big City Radio's station's coverage areas.

        Changes may be made in a broadcast station's channel, station class, which sets the maximum service area of the station, and/or community of license through a request to change the FCC's "Table of Allotments." Big City Radio requested that the FCC change the class of KLYY-FM (now KSSE-FM), Arcadia, California, from class A to B1, which would authorize a larger service area, and to change the frequency of KSYY-FM (now KSSD-FM), Fallbrook, California, from 107.1 MHz to 96.9 MHz. Such changes might require the relocation of the transmitting facilities of these stations. The requested upgrade in class for KLYY-FM (now KSSE-FM) is contingent upon the Fallbrook frequency change and other contingencies. The Media Division of the FCC in October 2002 denied Big City Radio's request to change the class of Arcadia, and Big City Radio has appealed this decision to the FCC commissioners. Big City Radio cannot predict whether the FCC commissioners will grant the request that they review and reverse this decision or if the other contingencies will occur.

        Agreements with Other Broadcasters.    Over the past several years, a significant number of broadcast licensees, including Big City Radio, have entered into cooperative agreements with other stations in their markets. One typical example is a local marketing agreement between two separately or co owned stations, whereby the licensee of one station programs substantial portions or all of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. The FCC has held that local marketing agreements do not per se constitute a transfer of control and are not contrary to the Communications Act, provided that the licensee of the station maintains ultimate responsibility for and control over operations of its broadcast station. As in the case of Big City Radio, typically licensees enter into the local marketing agreement in anticipation of the sale of the station, with the proposed acquirer providing programming for the station while the parties are awaiting the necessary regulatory approvals to the transaction.

        The FCC's rules also prohibit a radio licensee from simulcasting more than 25% of its programming on other radio stations in the same broadcast service, such as AM AM or FM FM, whether it owns both stations or operates one or both through a local marketing agreement, where such stations serve substantially the same geographic area as defined by the stations' principal community contours. Big City Radio's stations are not subject to this limitation.

        Proposed Regulatory Changes and Recent Developments.    Congress and the FCC have under consideration, and may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly:

  •
  affect the operation, programming, technical requirements, ownership and profitability of Big City Radio and its radio broadcast stations;

  •
  result in the loss of audience share and advertising revenues of Big City Radio's radio broadcast stations;

  •
  affect the ability of Big City Radio to acquire additional radio broadcast stations or finance such acquisitions;

  •
  affect cooperative agreements and/or financing arrangements with other radio broadcast licensees;

  •
  affect Big City Radio's competitive position in relationship to other advertising media in its markets; or

  •
  affect Big City Radio's ability to exploit its unique technical capabilities and innovative approach to acquiring and using radio broadcast stations.

        Such matters include, for example, changes to the license, authorization and renewal process; spectrum use fees; revisions of the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to change rules or policies relating to political broadcasting; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; proposals to allow telephone companies to deliver audio and video programming to the home through existing phone lines; changes in the FCC's multiple ownership, alien ownership and cross ownership policies; and proposals to limit the tax deductibility of advertising expenses by advertisers.

        Other matters that could affect Big City Radio include technological innovations and developments generally affecting competition in the mass communications industry. Digital audio radio service, or DARS, provides a medium for the digital delivery of multiple audio programming formats to local and national audiences with sound quality potentially equivalent to compact discs. Satellite DARS employs digital transmissions from satellites directly to fixed, mobile, and/or portable receivers. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio, Inc., to provide DARS by satellite, and both companies are presently offering service in selected markets. The FCC is considering what permanent rules to impose on the use of terrestrial repeaters by satellite DARS operators to overcome satellite signal blockage and/or multipath interference. Big City Radio cannot predict what regulations the FCC will adopt regarding terrestrial repeaters and what effect such regulations would have on Big City Radio's business or the operations of its radio stations. Nor can Big City Radio predict the impact of satellite DARS operations by XM Radio and Sirius Satellite Radio on its business. The FCC is also considering various proposals for non-satellite delivered DARS. In October 2002, the FCC adopted a policy authorizing on an interim basis and subject to certain qualifications the use of in-band, on-channel, or IBOC technology for radio stations. IBOC technology permits an AM or FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. Such IBOC operations might not be consistent with STMC operations. It is uncertain what final standards and regulations the FCC will adopt regarding IBOC technology and what effect such standards and regulations would have on Big City Radio's business or the operations of its radio stations. Following its adoption of rules establishing the low-power radio service within the existing FM band, the FCC has begun to authorize low-power radio stations, including stations in California, Illinois and New York. Low-power radio stations operate on a non-commercial basis at power levels below that of full-power FM radio stations, such as those owned by Big City Radio, and low-power radio stations are required to meet specified interference criteria in regards to full-power FM radio stations. Ownership of low-power radio stations is restricted to entities that have no attributable interests in any other broadcast station or other media subject to the FCC's ownership rules. It is not possible to predict what effect, including interference effect, low-power radio stations might have on the operations of Big City Radio's radio stations.

        Streaming of Broadcasts Over the Internet.    Big City Radio does not currently makes available or "stream" over its internet websites the programming its stations broadcast over the air, although it has done so in the past. In 2002, the Copyright Arbitration Royalty Panel issued a report recommending that the U.S. Copyright Office adopt specified royalty performance fees (retroactive to October 1998) to be paid to the recording industry for streaming by broadcasters and for webcasting by non-broadcasters. The Librarian of Congress adopted a modified royalty payment requirement for streaming and webcasts, with the first payments collected in October 2002. Several broadcasters have appealed the royalty payment requirements, arguing that the rates and terms are confiscatory and unreasonable, and are forcing some broadcasters to cease streaming their programming. Congress has also conducted hearings and has proposed legislation impacting royalty payments. In December 2002, federal legislation was signed into law that authorizes the music industry's principal royalty collector to negotiate binding royalty contracts with small webcasters on behalf of all artists and record labels. It is not possible to predict how the outstanding royalty payment issues involving streaming and webcasting will be resolved or how such resolution would affect Big City Radio's business.

        Although Big City Radio believes the foregoing discussion is sufficient to provide the reader with a general understanding of all material aspects of FCC regulations that affect Big City Radio, it does not purport to be a complete summary of all provisions of the Communications Act or FCC rules and policies. Reference is made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information.

Special Note Regarding Forward-Looking Statements

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements, by their nature, involve estimates, projections, goals, forecasts, plans, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in a forward-looking statement. Forward-looking statements often include words or phrases such as "believes," "expects," "may," "will," "should," "anticipates," "estimates," "intends," "plans," or "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance and achievements of Big City Radio to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those discussed in this report under "Item 1. Business." These factors do not include all factors that might affect Big City Radio's business and financial condition and its ability to complete the asset sales and the other Big City Radio station sales. Big City Radio cautions you not to place undue reliance on these forward-looking statements, which reflect its management's view only as of the date of this annual report on form 10-K. Big City Radio does not intend, and undertakes no obligation, to update any forward-looking statement, except to the extent required by law.

        Market and other industry information contained in this annual report on form 10-K is based in part on independent industry publications, government publications, reports by market research firms or other published independent sources. Some of this information is also based on Big City Radio's good faith estimates, which are derived from a review of internal surveys, as well as the independent sources referred to above. Although Big City Radio believes that these sources are reliable, Big City Radio has not independently verified the information derived from these sources and cannot guarantee its accuracy or completeness.

ITEM 2. Properties

        The Company leases approximately 6,000 square feet in New York, New York, where its corporate offices are located.

        The type of properties required to support each of the Company's radio stations includes offices, studios, transmitter sites, booster sites, translator sites and antenna sites. The Company owns, leases or licenses the properties required to operate its radio stations. The Company owns facilities for WDEK-FM DeKalb, Illinois (approximately 4,500 square feet). The Company leases or licenses facilities for the Los Angeles stations in Century City (approximately 16,000 square feet), Arcadia, Fallbrook, Ventura (approximately 750 square feet), Temecula and Burbank. The Company leases facilities for the New York stations in Hampton Bays (approximately 1,250 square feet), New York, East Quogue and Westchester. The Company leases facilities for the Chicago stations in Chicago (approximately 18,698 square feet), Highland Park (approximately 2,120 square feet), Kankakee, and Morris. The Company leases facilities for the discontinued internet and publishing operations in Coral Gable (approximately 12,600 square feet). The Company considers its facilities to be suitable and of adequate sizes for its current and intended purposes and does not anticipate any difficulties in renewing those leases or licenses or in leasing or licensing additional space, if required.

        The Company owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The Company owns towers in Arcadia, CA, Long Branch, NJ, Highland Park, IL, Morris, IL and DeKalb, IL. The towers, antennae and other transmission equipment used in the Company's stations are generally in good condition.

        The following table sets forth the location of the Company's principal properties:

Location	Facility
Los Angeles
Arcadia, CA	FM tower, transmitter site (1)
Fallbrook, CA	FM tower, studio, transmitter site (2)
Ventura, CA	FM tower (2), studio, transmitter site (2)
Temecula, CA	Translator site (2)
Century City, CA	Studio, business offices (2)
Burbank, CA	Booster site (2)
New York
Atlantic Highlands, NJ	FM Tower, transmitter site (2)
Hampton Bays, NY	Business office (2)
New York, NY	Studio, corporate offices (2)
Long Branch, NJ	FM tower (2), building (3)
Westchester, NY	FM tower, transmitter site (2)
East Quogue, NY	FM tower, transmitter site (2)
Stroudsberg, PA	FM Tower (2), transmitter building (4)
Chicago
Highland Park, IL	FM tower (1)
Morris, IL	FM tower, transmitter site (4)
Arlington Heights, IL	FM tower, transmitter site (2)
Kankakee, IL	Studio, FM tower, transmitter site (2)
Chicago, IL	Studio, business offices (2)
DeKalb, IL	FM Tower, studio, business offices (4)
Florida
Coral Gable, FL	Business offices (2)

(1)
Tower owned by the Company, the underlying property is leased.

(2)
Leased.

(3)
The Company sold its Long Branch studio facility in March 2002.

(4)
Owned.

ITEM 3. Legal Proceedings

        Big City Radio is a defendant in A.L., a minor by her guardian ad litem, Antonio L.;C.V., a minor by her guardian ad litem, Sophia A. v. Big City Radio, Inc., Firmo Martin Rosetti, aka Hector Rocksetti, aka Hector Rosetti; KSYY-FM; KLYY-FM; KVYY-FM; VIVA 107.1. The case commenced in Superior Court for the County of Los Angeles on August 15, 2002 and was subsequent removed to the United States District Court for the Southern District of California. The complaint alleges causes of action for negligence, sexual assault, battery, negligent infliction of emotional distress and intentional infliction of emotional distress arising from actions alleged to have been perpetrated by Hector Rosetti, a former employee of Big City Radio. Mr. Rosetti is currently incarcerated in a California state prison for the actions that are the subject to this lawsuit. The plaintiffs have not specified the damages they seek, except that they have stated that they seek damages in excess of the $75,000 jurisdictional amount for the federal district courts. Big City Radio is vigorously contesting its liability based upon its contentions that Mr. Rosetti's conduct, if any, was outside the scope of his employment, done without the knowledge of Big City Radio or its officers and contrary to its policies and procedures. Big City Radio believes that any liability it bears will not result in a material adverse effect on its financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Except as set forth below, no matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2002.

        On December 23, 2002, Stuart Subotnick, Anita Subotnick and Subotnick Partners, L.P. (the"Consenting Holders") executed and delivered to Big City Radio a written consent approving the asset sale to Entravision and approving and adopting the related asset purchase agreement. On December 30, 2002, the Consenting Holders executed and delivered to Big City Radio a written consent approving the asset sale to Nassau Broadcasting and approving and adopting the related asset purchase agreement. On January 2, 2003, the Consenting Holders executed and delivered to Big City Radio a written consent approving the asset sales to Spanish Broadcasting and Hispanic Broadcasting and approving and adopting the related asset purchase agreements. As of those dates, Big City Radio had outstanding 6,226,817 shares of Class A common stock and 8,250,458 shares of Class B common stock. The Consenting Holders consented in respect of the 8,250,458 shares of Class B common stock owned by them, which represented approximately 92.4% of the combined voting power of the Class A common stock and Class B common stock. The stockholder approvals will become effective 20 days after Big City Radio first mails information statements in respect thereof to its stockholders.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Class A Common Stock is listed and traded on the American Stock Exchange (the "AMEX") under the symbol "YFM" since December 19, 1997. There is no established public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sales prices per share of the Class A Common Stock as reported by the AMEX for each quarterly periods during the years ended December 31, 2002 and 2001:

	High	Low
2002:
First Quarter	1.50	0.77
Second Quarter	1.40	0.90
Third Quarter	1.55	0.97
Fourth Quarter	2.50	0.10
	High	Low
2001:
First Quarter	5.00	1.75
Second Quarter	4.00	1.70
Third Quarter	3.50	1.50
Fourth Quarter	2.34	1.10

        On March 20, 2003, the last reported sales price for the Company's Class A Common Stock by the AMEX was $0.60 per share. As of March 20, 2003, there were approximately 35 registered holders of record of Class A Common Stock, which number includes nominees for an undeterminable number of beneficial owners, and 8 holders of Class B Common Stock.

        The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Any future determination with respect to the payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, capital requirements, the terms of then existing indebtedness, applicable requirements of the Delaware General Corporations Law, general economic conditions and such other factors considered relevant by the Company's Board of Directors. The Company's 11 1/4% Senior Discount Notes due 2005 also contain certain restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Possible Delisting of Big City Radio Class A Common Stock

        During 2002, Big City Radio's Class A Common Stock, which is listed on the American Stock Exchange, was subject to a listing review and related proceedings by the Exchange.

        Under the Exchange's requirements as communicated to Big City Radio in connection with these proceedings, Big City Radio's Class A common stock remains subject to delisting due to the fact that after the completion of the auction sale of its radio station properties, Big City Radio would not retain any of its existing assets and, for a period of time, may not continue to be an operating company. Moreover, if Big City Radio

  •
  consummates some but not all of the asset sales such that it has at least $4 million in stockholders' equity, but does so after March 31, 2003, or

  •
  consummates some but not all of the asset sales on or before March 31, 2003, but has less than $4 million in stockholders' equity, or

  •
  consummates some but not all of the asset sales on or before March 31, 2003, but otherwise fails to continue to be an operating company,

then Big City Radio will not satisfy the Exchange's requirements, and its Class A common stock may be subject to delisting. If the Exchange delists Big City Radio's Class A Common Stock, the liquidity and the market price of its Class A Common Stock would be adversely affected.

ITEM 6. Selected Financial Data

        The following table presents selected financial data and should be read in conjunction with the Company's financial statements and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected balance sheet data as of December 31, 2001 and 2002 and statement of operations data for the years ended December 31, 2000, 2001 and 2002 are derived from the Company's financial statements, which have been audited by KPMG LLP, independent auditors.

        The historical financial results of the Company are not comparable from period to period because of the acquisition and sale of various broadcasting properties by the Company during the periods covered.

	Year Ended December 31,
	1998 (1)(2)(3)(4)	1999 (3)(4)(5)(6)	2000 (3)(4)(7)	2001 (3)(4)(8)(9)	2002 (3)(4)
Statement of Operations Data:
Gross revenues	$1,595	$3,624	$6,679	$4,622	$—
Net revenues	1,517	3,301	5,966	4,125	—
Station operating expenses	1,767	2,641	5,538	4,272	—
Internet operating expenses	—	51	1,457	436	—
Corporate, general and administrative expenses	2,527	4,320	3,845	3,610	4,717
Employment incentives	808	—	—	—	—
Cost of abandonment of station acquisition agreement	—	—	550	—	—
Impairment loss on goodwill	—	—	—	897	—
Depreciation and amortization	32	438	1,312	1,263	120
Operating loss from continuing operations	(3,617)	(4,149)	(6,736)	(6,353)	(4,837)
Gain on sale of stations	—	663	—	2,275	—
Other, net	(140)	(297)	(115)	(173)	(21)
Loss from continuing operations before income taxes	(681)	(1,833)	(6,570)	(4,140)	(4,706)
Income tax benefit, net	1,988	63	63	63	4,284
Income (loss) from continuing operations before discontinued operations and extraordinary loss	1,307	(1,770)	(6,507)	(4,077)	(422)
Loss from discontinued operations, net of income tax expense of $2,000 in 2002	(18,261)	(23,975)	(24,661)	(26,630)	(27,300)
Extraordinary loss on extinguishment of debt, net of income taxes	(495)	—	—	—	—
Net loss	$(17,449)	$(25,808)	$(31,168)	$(30,707)	$(27,722)
Basic and Dilutive Income (loss) per Common Share:
Continuing operations	$0.09	$(0.13)	$(0.45)	$(0.28)	$(0.03)
Discontinued operations	(1.30)	(1.70)	(1.70)	(1.84)	(1.88)
Extraordinary loss	(0.03)	—	—	—	—

Net loss	$(1.24)	$(1.83)	$(2.15)	$(2.12)	$(1.91)

	As of December 31,
	1998	1999	2000	2001 (9)	2002 (10)
Balance Sheet Data:
Cash	$5,285	$2,431	$862	$3,194	$732
Assets held for sale	—	—	—	—	79,571
Intangibles, net	80,309	113,873	110,476	77,063	—
Total assets	152,082	144,511	129,846	108,445	87,528
Interest payable	—	—	—	5,873	15,983
Short-term debt	1,287	974	36	79	174,074
Long-term liabilities	138,227	153,094	170,917	174,420	301
Stockholders' equity (deficiency)	8,391	(15,935)	(46,929)	(77,627)	(105,357)

Goodwill and other Intangible Assets—Adoption of SFAS No. 142

        See Note 2 of Notes to Big City's financial statements as of December 31, 2002 and 2001, and the three year period ended December 31, 2002 regarding the effects of Big City Radio's adoption of SFAS No. 142. The following table presents an unaudited reconciliation of previously reported net loss applicable to common stock and basic diluted loss per share to the amounts adjusted for the exclusion of the amortization of goodwill and Big City Radio's indefinite life intangible assets as if SFAS No. 142 had been adopted as of January 1, 1998.

	Year Ended December 31,
	1998	1999	2000	2001	2002
Reported net loss	$(17,449)	$(25,808)	$(31,168)	$(30,707)	$(27,722)
Add back: Goodwill amortization	—	53	321	319	—
Add back: Broadcast license amortization	1,679	2,512	2,970	2,813	—

Adjusted net loss	$(15,770)	$(23,243)	$(27,877)	$(27,575)	$(27,722)

Basic and diluted net loss per share:
Reported net loss	$(1.24)	$(1.83)	$(2.15)	$(2.12)	$(1.91)
Add back: Goodwill amortization	—	—	0.02	0.02	—
Add back: Broadcast license amortization	0.12	0.18	0.21	0.19	—

Adjusted net loss	$(1.12)	$(1.65)	$(1.92)	$(1.91)	$(1.91)

(1)
The Company acquired all of the stock of Radio New Jersey, owner of the FCC licenses of WRNJ-FM, Belvidere, NJ and WRNJ-AM, Hackettstown, NJ, on August 14, 1998. Simultaneously with the closing, the Company sold substantially all of the assets of WRNJ-AM to one of the existing stockholders of Radio New Jersey. The remaining WRNJ-FM operates on 107.1 FM and was added to the Company's New Country Y-107 trimulcast under a LMA, effective April 28, 1998. The consolidated financial statements include the operations of WRNJ-FM since April 1998.

(2)
The Company acquired substantially all of the assets of WCBR-FM, Arlington Heights, Illinois and WLRT-FM, Kankakee, Illinois on August 4 and 7, 1998, respectively. The operations of these stations have been included in the consolidated statements of operations from these dates.

(3)
In June 2002, the Company discontinued its publishing operations. The consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144.

(4)
In December 2002, the Company announced sales of eleven of its twelve radio stations in Los Angeles, New York, and Chicago. The Company also intends to sell its remaining station. The assets to be sold (primarily broadcast licenses and property and equipment) have been classified as held for sale at December 31, 2002. The purchasers of the stations are not assuming any liabilities as part of the transactions. The consolidated financial statements for all periods presented have been adjusted to reflect the sales of assets as discontinued operations in accordance with SFAS No. 144.

(5)
The Company acquired substantially all of the assets of WDEK-FM and WLBK-AM on February 25, 1999. The consolidated financial statements include the operations of these stations since February 25, 1999.

(6)
The Company acquired substantially all of the assets of KEDJ-FM and KDDJ-FM on July 31, 1999, KBZR-FM on September 22, 1999 and KSSL-FM on September 29, 1999. The operations of these stations have been included in the consolidated statements of operations from these dates.

(7)
The Company acquired substantially all of the assets of United Publishers of Florida, Inc. on November 8, 2000. The consolidated financial statements include the operations of United Publishers of Florida, Inc. since November 8, 2000.

(8)
The Company sold substantially all of the assets of KEDJ-FM, KDDJ-FM, KBZR-FM and KSSL-FM on October 31, 2001. The consolidated financial statements include the operations of these stations from their date of acquisition to October 31, 2001, the date on which they were sold. For the year ended December 31, 2001, the gain on sale of stations represents the gain on sales of KEDJ-FM, KDDJ-FM, KBZR-FM and KSSL-FM.

(9)
During 2001, the Company ceased the development and operation of its internet portal, TodoAhora.com. For the year ended December 31, 2001, the impairment loss on goodwill represents the write-off of internet goodwill.

(10)
On September 15, 2002, the Company failed to make a semi-annual interest payment on its 11 1/4% Senior Discount Notes due 2005. As a result of this payment default and an additional default existing under the senior discount notes, the Company has reclassified the $174 million principal amount of the senior notes as short term debt in accordance with SFAS No. 78, "Classification of Obligations that are Callable by a Creditor."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion should be read in conjunction with "Selected Financial Data" and the other financial data appearing elsewhere in this report. Certain information included herein contains statements that constitute "forward-looking statements" containing certain risks and uncertainties. See "Business-Special Note Regarding Forward-Looking Statements" for a discussion of considerations relating to such statements.

General

        Throughout the period beginning on January 1, 2000, Big City Radio owned and operated radio stations in three of the largest radio markets in the United States. Big City Radio's radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

        Big City Radio's financial results are dependent on a number of factors, including the general strength of the local and national economies, local market competition, the relative efficiency and effectiveness of radio broadcasting compared to other advertising media, governmental regulation and policies, and Big City Radio's ability to provide popular programming.

        Big City Radio's primary source of revenue is the sale of advertising. Each station's total revenue is determined by the number of advertisements aired by the station and the advertising rates that the station is able to charge. Until it discontinued its publishing operations in June 2002, Big City Radio derived publishing revenues principally from the sale of advertising announcements and from contract graphic design projects.

        Because Big City Radio's strategy has involved developing brand new metropolitan area radio stations, the initial revenue base was zero and subject to factors other than ratings and radio broadcasting seasonality. After a station start-up period, as is typical in the radio broadcasting industry, Big City Radio's first calendar quarter generally would produce the lowest revenues for the year, and the fourth quarter generally would produce the highest revenues for the year. Big City Radio's operating results in any period are affected by the incurrence of advertising and promotional expenses that do not produce commensurate revenues in the period in which the expenses are incurred.

        In each of its markets, Big City Radio seeks to maximize the operating results of its broadcast properties by selecting the most competitively viable formats, engaging experienced and talented management, and optimizing the signal coverages of its transmitting facilities.

        The independent auditor's reports on Big City Radio's financial statements for each of the last three fiscal years have stated that Big City Radio's recurring losses from operations, negative cash flows from operations, stockholders' deficiency and default under the terms of its senior notes raise substantial doubt about Big City Radio's ability to continue as a going concern. Because of the severe constraints on its liquidity, Big City Radio is in default on $174,000,000 principal amount of senior notes. As a result, holders of the requisite amount of the notes have declared the principal and interest on the senior notes to be due and payable, and Big City Radio has agreed with the holders of approximately 75% of the notes to conduct an auction sale of substantially all of its operation properties as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. As of March 12, 2003, Big City Radio owed holders of the senior notes payment of a total of approximately $193,500,000.

        The majority of Big City Radio's broadcast properties are in various stages of development, either as a result of recently granted or pending requests to the FCC for enhancements or upgrades or as a result of having recently changed formats. As a result, since its inception, Big City Radio has incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. Big City Radio's original business plan envisaged that Big City Radio would generate sufficient cash flows from operations to fund its operating requirements and capital needs and to service interest payments on the senior notes when those interest payments first became due. Although Big City Radio sold the senior notes in March 1998, the senior notes were issued at an original issue discount, and no note interest was payable in cash until September 15, 2001. Big City Radio's inability to generate sufficient cash flows from operations to meet all of its cash needs was attributable to a number of factors, including an adverse competitive environment, a downturn in the demand for music industry advertising, which resulted in discontinuation of the internet and publishing businesses, and the reduction in listening levels and resulting ratings for some of Big City Radio's original station formats. Although a change in station formats produced an improvement in net revenues, the enhanced revenues were not sufficient in most markets to offset station operating expenses and other costs.

        Big City Radio's liquidity crisis was precipitated by its lack of ability to generate operating income and its obligation to make semi-annual interest payments of $9.8 million on its senior notes beginning on March 31, 2001. Although it was able to make the first two such interest payments, Big City Radio had to fund those payments from the proceeds of additional borrowings and the sale of its four Phoenix stations in October 2001. To address its liquidity problems, Big City Radio has sought to reduce expenses by decreasing capital expenditures and expenditures for promotional and programming activities and by reducing corporate, general and administrative expenses through employee terminations. These measures to decrease operating expenses have further limited Big City Radio's ability to compete effectively during a time of industry-wide consolidation and the exposure of smaller, less well-capitalized companies to continued deterioration in the national and regional advertising markets.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

        Net revenues in the year ended December 31, 2002 were $0 compared with $4,125,000 for the year ended December 31, 2001. This decrease was due to the Company's decision in 2002 to discontinue its publishing and radio station operations. As noted elsewhere in this report, all publishing and radio station operations discontinued in 2002 have been classified as Losses from discontinued operations. The net revenues in 2001 represent net revenues from the Phoenix radio stations in the ten months ended October 31, 2001, the date of their disposal.

        Station operating expenses excluding depreciation and amortization for the year ended December 31, 2002 were $0 compared with $4,272,000 in the year ended December 31, 2001 because of the discontinuation of all publishing and radio station operations. The station operating expenses in 2001 were attributable to the Phoenix radio station operations for the ten months ended October 31, 2001, which was the date Big City Radio sold these stations.

        Internet operating expenses excluding depreciation and amortization for the year ended December 31, 2002 were $0 compared with $436,000 in the year ended December 31, 2001. This decrease was due to the Company's decision in the second half of 2001 to cease its internet operations.

        Corporate, general and administrative expenses for the year ended December 31, 2002 were $4,717,000 compared with $3,610,000 for the year ended December 31, 2001, which represented an increase of $1,107,000 or 30.7%. This increase was primarily attributable to the following factors:

  •
  higher legal and professional fee expense;
  •
  Phoenix facilities expenses of approximately $250,000 incurred in 2002 subsequent to the sale of the Phoenix radio stations, which the Company previously classified as station operating expenses in 2001 during the period of radio station operations in that market; and
  •
  higher insurance costs.

This increase was partially offset by lower personnel costs in 2002.

        Impairment loss on goodwill for the year ended December 31, 2001 was $897,000. During 2001, the Company decided to cease the development and operation of its internet portal, TodoAhora.com. The impairment loss represented the write-off on the remaining internet goodwill balances.

        Depreciation and amortization expenses for the year ended December 31, 2002 were $120,000 compared with $1,263,000 for the year ended December 31, 2001, which represented a decrease of $1,143,000 or 90.5%. This decrease was primarily attributable to the following factors:

  •
  the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense for goodwill and intangible assets with indefinite useful lives for the year ended December 31, 2002; and

  •
  the lack of depreciation and amortization expenses from the Phoenix Stations in 2002 due to their disposition on October 31, 2001.

        Gain on sale of station for the year ended December 31, 2002 was $0 compared to $2,275,000 for the year ended December 31, 2001. The gain on sale in 2001 was attributable to the sale of the Phoenix radio stations in October 2001. There were no station sales in 2002.

        Interest income for the year ended December 31, 2002 was $152,000 compared to $111,000 for the year ended December 31, 2001, which represented an increase of $41,000 or 36.9%. This increase was primarily attributable to higher marketable securities balances as a result of the sale of Phoenix radio stations in October 2001.

        Income tax benefit for the year ended December 31, 2002 was $4,284,000 compared with $63,000 for the year ended December 31, 2001, which represented an increase of $4,221,000. This increase was attributable to a reduction in the valuation allowance at December 31, 2002 as a result of Big City Radio's adoption of a plan to sell its radio stations and the impact of this plan on the timing of the reversal of certain deferred tax liabilities.

        Loss from discontinued operations for the year ended December 31, 2002 was $27,300,000 compared with $26,630,000 for the year ended December 31, 2001, which represented an increase of $670,000 or 2.5%. This increase was primarily attributable to an income tax provision expense of approximately $2,000,000 in 2002 related to the difference between book and tax amortization of the FCC licenses. The increase was partially offset by decreased interest expense resulting from a reduction of average total debt balances during 2002 compared to 2001, and facility fees paid to obtain a $15,000,000 bridge loan in October 2001.

        Net loss for the year ended December 31, 2002 was $27,722,000 compared with $30,707,000 for the year ended December 31, 2001, which represented a decrease of $2,985,000 or 9.7%. This decrease was primarily attributable to reduced station operating expenses, reduced internet operating expenses, reduced depreciation and amortization expenses, loss from discontinued operations, the lack of impairment losses on goodwill and the increased income tax benefit. The decrease was partially offset by reduced net revenues, increased corporate, general and administrative expenses, and the lack of a gain on radio station sale in 2002 compared to 2001.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        Net revenues in the year ended December 31, 2001 were $4,125,000 compared with $5,966,000 for the year ended December 31, 2000, which represents a decrease of $1,841,000 or 31%. This decrease was attributable to reduced net revenues at the Phoenix Stations in 2001 compared to 2000 as a result of the sale of these properties on October 31, 2001.

        Station operating expenses excluding depreciation and amortization for the year ended December 31, 2001 were $4,272,000 compared with $5,538,000 in the year ended December 31, 2000, which represented a decrease of $1,266,000 or 23%. This decrease was due to reduced operating expenses at the Phoenix Stations in 2001 compared to 2000 as a result of the sale of these properties on October 31, 2001.

        Internet operating expenses excluding depreciation and amortization for the year ended December 31, 2001 were $436,000 compared with $1,457,000 in the year ended December 31, 2000, which represented a decrease of $1,021,000 or 70%. In the second half of 2001, the Company ceased its internet operations.

        Corporate, general and administrative expenses for the year ended December 31, 2001 were $3,610,000 compared with $3,845,000 for the year ended December 31, 2000, which represented a decrease of $235,000 or 6%. This decrease was primarily attributable to lower personnel costs in 2001.

        Cost of abandonment on station acquisition agreement was the result of the cancellation of a signed agreement under which the assets of radio station KLVA-FM, Casa Grande, Arizona would have been exchanged for the assets of radio station KDDJ-FM, Globe, Arizona. Upon execution of the acquisition agreement, the Company deposited $275,000 into an escrow account in April 1999. In February 2000, the Company paid the balance in the escrow account and an additional amount of $275,000, for a total of $550,000, to terminate the agreement. The Company decided to abandon the acquisition in response to a change in the engineering enhancement plan for the Company's Phoenix radio licenses. There were no such expenses in 2001.

        Impairment loss on goodwill for the year ended December 31, 2001 was $897,000. During 2001, the Company decided to cease the development and operation of its internet portal, TodoAhora.com. The impairment loss represented the write-off on the remaining internet goodwill balances.

        Depreciation and amortization expenses for the year ended December 31, 2001 were $1,263,000 compared with $1,312,000 for the year ended December 31, 2000, which represented a decrease of $49,000 or 4%. This decrease was due to decreased depreciation and amortization expenses relating to the Phoenix Stations, which were sold on October 31, 2001.

        Gain on sale of station for the year ended December 31, 2001 was $2,275,000 for the year ended December 31, 2001. The gain on sale resulted from the sale of the Phoenix radio stations in October 2001.

        Interest income for the year ended December 31, 2001 was $111,000 as compared to $281,000 for the year ended December 31, 2000, which represented a decrease of $170,000 or 60%. This decrease was due primarily to a decline in marketable securities balances as a result of the application of previously invested funds to operations.

        Loss from Discontinued Operations for the year ended December 31, 2001 was $26,630,000 compared with $24,661,000 for the year ended December 31, 2000, which represented an increase of $1,969,000 or 8.0%. This increase was primarily attributable to an increase in interest expense resulting from an increased average total debt during 2001 and facility fees paid to obtain a bridge loan in October 2001, and increased operating losses at the New York radio station. This increase was partially offset by increased operating income from the Los Angeles and Chicago radio stations

        Net loss for the year ended December 31, 2001 was $30,707,000 compared with $31,168,000 for the year ended December 31, 2000, which represented a decrease of $461,000 or 1.5%. This decrease was primarily attributable to the gain on the sale of the Phoenix stations, a reduced loss from discontinued operations, reduced station operating expenses, reduced internet operating expenses, the absence of the $550,000 cancellation charge related to the KLVA-FM acquisition, and reduced corporate, general and administrative expenses. The decrease was partially offset by reduced net revenues, an impairment loss on internet goodwill and reduced interest income.

Inflation

        Inflation did not have a material impact on Big City Radio's operating results in 2000, 2001 or 2002.

Liquidity and Capital Resources

        As of February 1, 2003, Big City Radio had available approximately $0.9 million of cash, cash equivalents and marketable securities. Big City Radio's existing sources of liquidity are insufficient to enable it to service its current indebtedness and to meet its operating requirements and capital needs. The independent auditors' report on Big City Radio's financial statements for the year ended December 31, 2002 notes that recurring losses from operations and negative cash flows from operations raise substantial doubt about Big City Radio's ability to continue as a going concern. As discussed below and elsewhere in this annual report on Form 10-K, because of the severe constraints on its liquidity, Big City Radio has failed to make payments due on the senior notes. As a result, holders of the requisite amount of the notes have declared the principal and interest on the senior notes to be due and payable, and Big City Radio has agreed with the holders of approximately 75% of the notes to conduct an auction sale of its radio stations as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes.

        Big City Radio has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of radio stations. In addition, since the majority of its broadcast properties are in various stages of development, either as a result of pending FCC applications and their appeals that, if granted, will permit Big City Radio to effect engineering enhancements or upgrades, or as a result of having recently changed formats, Big City Radio expects to generate significant net losses for the foreseeable future.

        As a result of these factors, Big City Radio has met its working capital needs primarily through borrowings, including loans from Big City Radio's principal stockholders, Stuart and Anita Subotnick, loans under credit facilities, and proceeds from the issuance of the senior notes in March 1998. Since October 31, 2001, Big City Radio has met its working capital needs primarily from the proceeds of the sale of Big City Radio's Phoenix radio stations, which it completed on that date.

        Cash Flows from Operating Activities.    In each of the years ended December 31, 2002, 2001 and 2000 Big City Radio used cash in its operations. In the year ended December 31, 2002, cash used in operations related primarily to corporate, general and administrative activities and was offset by the collection of receivables, less payments to creditors relating to the operations of the Phoenix radio stations, which were sold on October 31, 2001. In the year ended December 31, 2001, cash used in operations related primarily to corporate, general and administrative activities, losses from the internet operations, and operating losses of the Phoenix radio stations in the ten months ended October 31, 2001. In the year ended December 31, 2000, cash used in operations related predominantly to corporate, general and administrative activities, losses from the internet operations and the cost of abandonment of a radio station purchase, and was partially offset by operating income from the Phoenix radio stations.

        Cash Flows from Investing Activities.    Capital expenditures made in continuing operations, excluding acquisitions of radio stations, were $0 in the year ended December 31, 2002, $121,000 in the year ended December 31, 2001 and $895,000 in the year ended December 31, 2000. In the year ended December 31, 2001, capital expenditures primarily consisted of the replacement of studio, transmission and computer equipment. In the year ended December 31, 2000, capital expenditures primarily reflected costs incurred at the Phoenix stations for technical improvements, the upgrade and expansion of the studio broadcast facilities, and the purchase of promotional vehicles. Capital expenditures in 2000 were also applied to the purchase of furniture, fixtures and computer equipment for the internet and publishing operations. In the year ended December 31, 2002, the Company sold $13,139,000 of marketable securities to generate cash for general working capital purposes and interest payments on the senior notes. In the year ended December 31, 2001, the Company purchased $15,000,000 in marketable securities, sold $1,895,000 to generate cash for general working capital purposes and sold its Phoenix radio stations for $32,692,000. In the year ended December 31, 2000, the Company sold $5,964,000 in marketable securities to generate cash for general working capital purposes.

        Cash Flows from Financing Activities.    Big City Radio completed a sale of $174,000,000 aggregate principal amount at maturity of 11 1/4% senior discount notes due 2005 on March 17, 1998, generating approximately $125,400,000 of gross proceeds. Big City Radio used approximately $32,600,000 of these proceeds to repay outstanding indebtedness under a credit facility with The Chase Manhattan Bank entered into in 1996. Big City Radio used the proceeds of the senior notes offering to finance the acquisition costs of radio station properties and for general working capital purposes.

        The senior notes were issued at an original issue discount and accreted in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually to an aggregate principal amount of $174,000,000. Cash interest began accruing on the senior notes on March 15, 2001 at a rate of 11 1/4% per annum and is payable in cash semi-annually, each March 15 and September 15 through and including March 15, 2005. The senior notes will mature on March 15, 2005, but may be redeemed at the option of Big City Radio, in whole or in part, at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15, 2002, March 15, 2003 and on and after March 15, 2004, respectively.

        Holders of the senior notes have the right to require Big City Radio to repurchase their senior notes upon a "change of control" of Big City Radio, as defined in the indenture governing the senior notes, at a price equal to 101% of the principal amount of such notes. A "change of control" for purposes of the senior notes is deemed to occur:

  •
  when any person other than Stuart and Anita Subotnick, officers and members of Big City Radio's management as of March 17, 1998 notes and their respective family members, relatives and trusts becomes the beneficial owner of more than 35% of the total voting power of Big City Radio's capital stock and the foregoing permitted holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to designate for election a majority of the board of directors;

  •
  upon specified changes in the composition of the board of directors;

  •
  upon the occurrence of a sale, lease, transfer, conveyance or other disposition to any person of all or substantially all of the assets of Big City Radio taken as a whole; or

  •
  upon the adoption by the stockholders of a plan for the liquidation or dissolution of Big City Radio.

        Payments under the senior notes are guaranteed on a senior unsecured basis by Big City Radio's "restricted subsidiaries," as defined in the indenture governing the senior notes. As of December 31, 2002, all of Big City Radio's subsidiaries were restricted subsidiaries. The senior notes contain financial and operational covenants with which Big City Radio and its restricted subsidiaries must comply, including covenants restricting the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock, redemption of specified subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which Big City Radio may operate, asset swaps, distributions from restricted subsidiaries, sales of capital stock of restricted subsidiaries, and consolidations, mergers and transfers of all or substantially all of Big City Radio's assets. The senior notes contain customary events of default, including payment defaults and default in the performance of other covenants, specified bankruptcy defaults, cross defaults to other indebtedness and to judgments, and failure of a subsidiary guarantee to be in full force and effect.

        In connection with the consummation of the senior notes offering, Big City Radio entered into a revolving credit facility with The Chase Manhattan Bank providing for up to $15,000,000 of borrowings based upon a multiple of the positive rolling four-quarter broadcast cash flow of Big City Radio's stations and subject to compliance with specified financial and operational covenants. The revolving credit facility was to mature on March 17, 2003. At December 31, 2000, Big City Radio was in compliance with all material covenants and restrictions under the revolving credit facility, with the exception that, in violation of one such covenant, because the independent auditors' report on Big City Radio's financial statements for the year ended December 31, 2000 included a "going concern" paragraph. In April 2001, the lender declined to permit Big City Radio to draw under the revolving credit facility due to Big City Radio's violation of the foregoing covenant. As a result of its inability to draw under the revolving credit facility, Big City Radio issued a promissory note in May 2001 to borrow up to $5,000,000 from Stuart Subotnick, a principal stockholder, in order to meet its short-term working capital needs. The amount outstanding under this note, which was payable on demand, bore interest equal to JP Morgan Chase Bank's prime rate plus 2.0%.

        Cash interest commenced accruing on the senior notes on March 15, 2001 and semi-annual cash interest payments of $9,800,000 commenced on September 15, 2001. Big City Radio failed to make the initial semi-annual interest payment when due on September 15, 2001. In order to obtain the funds to make this payment within the 30-day grace period provided under the indenture, Big City Radio obtained a bridge loan in the amount of $15,000,000 by the assignment of Big City Radio's revolving credit facility from the lender thereunder to a new lender. The bridge loan was secured to the same extent as the revolving credit facility and bore interest at the rate of LIBOR plus 3.0%, or a base rate plus 2.0%, at the option of Big City Radio. Big City Radio used the net proceeds of the bridge loan to pay the semi-annual interest on the senior notes due on September 15, 2001, together with applicable additional interest thereon, and to repay $2,235,000 of principal indebtedness and $51,000 of interest incurred under the promissory note issued to Mr. Subotnick in May 2001. Big City Radio repaid the bridge loan on October 31, 2001 with a portion of the proceeds from the sale of the Phoenix radio station properties, as discussed below. Big City Radio currently does not have a credit facility.

        On October 31, 2001, Big City Radio completed the sale of its four Phoenix radio properties to Hispanic Broadcasting Corporation for a cash price of $34,000,000. The indenture governing the senior notes permits the Company to reinvest the approximately $18,000,000 of proceeds which remained from the sale of the Phoenix stations, after the repayment of the bridge loan, in broadcast assets for a period of up to one year from the date of these asset sales. Thereafter, any net proceeds that are not timely reinvested in broadcast assets, must be used to make an offer to repurchase senior notes. As described above, Big City Radio used a portion of the proceeds to repay indebtedness under the bridge loan and to fund the semi-annual interest payment due on the senior notes on March 15, 2002. Big City Radio has been using the remaining proceeds to fund its ongoing operations, and has not reinvested such proceeds in broadcast assets. Big City Radio has not made the required offer to repurchase senior notes, because it does not have sufficient cash resources to consummate such an offer. Its failure to make an offer to repurchase constitutes an event of default under the indenture.

        The Company failed to make the semi-annual interest payment of $9,800,000 due on the senior notes on September 15, 2002. Big City Radio's cash resources were insufficient to enable it to make the semi-annual interest payment within the 30-day grace period provided under the indenture. The grace period expired on October 15, 2002, thereby resulting in an additional event of default under the indenture. On October 17, 2002, pursuant to the indenture, holders of the senior notes delivered an acceleration notice to the Company declaring the principal and interest on all of the senior notes to be immediately due and payable.

        The Company has evaluated its strategic alternatives and the most efficient use of its capital. These alternatives include the sale of its broadcast assets and, depending on market conditions, debt and/or equity financing, and purchasing, restructuring, recapitalizing, refinancing or otherwise retiring some of its securities in the open market or by other means. In each case, these strategic alternatives are subject to the restrictions contained in the indenture governing the senior notes. On November 4, 2002, Big City Radio announced it had retained Jorgenson Broadcast Brokerage to market and conduct an auction sale of all of its radio stations. As discussed below, proceeds from any sales of the stations will be applied first to repay the senior notes.

        Big City Radio, the subsidiary guarantors of the senior notes, and the holders of approximately $128,000,000 in principal amount of the senior notes acting through an ad hoc committee of noteholders, entered into a forbearance agreement on November 13, 2002. Under the forbearance agreement, the signatory noteholders have agreed to forbear, through January 31, 2003 (later extended to March 31, 2003), from taking, initiating or continuing any action to enforce Big City Radio's payment obligations under the senior notes, including, without limitation, any involuntary bankruptcy filing against Big City Radio, or against any property, officers, directors, employees or agents of Big City Radio to collect on or enforce payment of any indebtedness or obligations, or to otherwise assert any claims or causes of action seeking payment under the senior notes, in each case arising under or relating to the payment default or the default arising from the failure to make the required offer to repurchase senior notes or other existing defaults known to the signatory noteholders as of November 13, 2002. Under the forbearance agreement, Big City Radio agreed to conduct the auction of its radio stations in a good faith manner designed to sell the assets as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. If signatory noteholders reasonably believe that Big City Radio is not conducting the auction process in good faith or is not operating or managing the business and financial affairs of Big City Radio in good faith in the ordinary course and consistent with past practices, they may notify Big City Radio in writing and may elect to terminate the forbearance agreement. Big City Radio further has agreed not to pay, discharge or satisfy any liability or obligation except for obligations reflected on Big City Radio's balance sheet as of December 31, 2001 or incurred in the ordinary course since that date which are paid, discharged or satisfied for fair and equivalent value in the ordinary course of business and consistent with past practices. The forbearance agreement will not prevent the trustee under the indenture or noteholders that are not parties to the forbearance agreement from pursuing remedies under the indenture.

        Big City Radio and the noteholders executed an amendment to the forbearance agreement as of January 14, 2003, in which the expiration date of the forbearance period was extended from January 31, 2003 through and including March 31, 2003. The forbearance agreement was further amended to provide that:

  •
  Big City Radio will pay the noteholders the net cash proceeds of any asset sale within five business days after the completion of such asset sale, until such time as the noteholders have received cash in an amount equal to all principal of, and accrued and unpaid interest on, the senior notes;

  •
  the forbearance agreement may be terminated by either Big City Radio or the ad hoc committee upon written notice if

  •
  any party to the forbearance agreement fails to perform any of its obligations, or breaches any of its representations, covenants or warranties, under the forbearance agreement,

  •
  Big City Radio or any party to any asset purchase agreement for any asset sale which Big City Radio had publicly announced on or before January 6, 2003, including the asset sale to Entravision, breaches any representation, warranty or covenant in such asset purchase agreement, and does not cure such breach within ten days, or

  •
  one or more of the asset purchase agreements is terminated or modified in any material respect; and

  •
  Big City Radio must immediately notify the ad hoc committee by written notice of

  •
  any breach by Big City Radio of the forbearance agreement,

  •
  any breach by Big City Radio or any other party of any of the foregoing asset purchase agreements, whether or not such breach is curable, and

  •
  any termination by Big City Radio or any other party thereto of any of such asset purchase agreements.

        In addition, the forbearance agreement provides that it will automatically terminate upon the filing of a voluntary or involuntary petition under the insolvency or bankruptcy laws of the United States or any state with respect to Big City Radio, except that, upon the filing of an involuntary bankruptcy petition by unaffiliated, arm's length creditors, Big City Radio will have a period of ten days to obtain the dismissal or withdrawal of such a petition before the forbearance agreement terminates as a result of the filing.

        If Big City Radio completes the asset sale to Entravision and the other station sales, it will receive gross cash proceeds of approximately $197,900,000. Under the senior notes forbearance agreement described above, Big City Radio will be obligated to apply the net proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. As of the date of this annual report on form 10-K, Big City Radio owed holders of the senior notes payment of a total of approximately $193,500,000, consisting of $174,000,000 of principal and approximately $19,500,000 of accrued and unpaid interest.

        Big City Radio will apply any remaining net proceeds from the asset sales, together with its other liquidity sources, to pay expenses relating to the asset sales, including employee severance amounts, tax liabilities and expenses associated with termination of contracts not assumed by the buyers, as well as trade payables and other operating expenses.

        If Big City Radio completes its pending station sales and sells the sole station that was not subject to a binding purchase agreement as of the date of this annual report on form 10-K, it will have disposed of substantially all of its operating properties. Its principal sources of liquidity will then consist of cash on hand, including any remaining proceeds of the station sales, and amounts earned on its investment of such cash, and collections of trade receivables, which amounted to approximately $1,900,000 as of December 31, 2002. Big City Radio also may seek to obtain additional liquidity by selling shares of the Entravision Class A common stock it will receive upon completion of the asset sale. Assuming the closing of its pending station sales, Big City Radio believes that these liquidity sources will be sufficient to meet its short-term cash needs. The amount and nature of Big City Radio's long-term liquidity needs will depend on, among other things, a decision by the board of directors regarding future operations, if any, of Big City Radio. As of the date of this annual report on form 10-K, the board of directors has not determined the uses to which Big City Radio will apply any cash or other assets remaining after it has repaid the senior notes and its other liabilities. This determination will depend on various factors, a number of which are not within Big City Radio's control, including whether the asset sales are completed, the dates on which the sales are completed and the amount of Big City Radio's obligations that must be paid with the proceeds of the sales.

        If some of the radio station sales are not completed, and the holders of the senior notes continue to forbear from exercise their remedies, Big City Radio will attempt to continue to finance its operations and obligations while it seeks new buyers for its unsold stations. Big City Radio's principal sources of liquidity would then consist of cash on hand and operation revenues of stations no longer subject to time brokerage agreements with potential purchasers. Big City Radio would seek to manage its operating expense levels by further reducing corporate, general and administrative expenses and expenditures for promotional and programming activities.

        If Big City Radio is not successful in selling the stations at all or selling the stations at prices sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes, Big City Radio will consider other strategic alternatives, including filing for protection from its creditors under the United States bankruptcy code. Because events of default exist under the indenture governing the senior notes, Big City Radio also could be subject to an involuntary filing under the bankruptcy code initiated by noteholders or other creditors.

        Cash used in discontinued operations    The Company used cash in its discontinued operations in each of the years ended December 31, 2002, 2001 and 2000. In the years ended December 31, 2002 and 2001, the Company used the cash primarily to make interest payment on the senior notes and to fund operating cash deficits in the New York and Chicago station operations. In the year ended December 31, 2000, the Company used the cash to fund operating cash deficits in the Los Angeles, New York and Chicago station operations.

Application of Asset Sale Proceeds; Future Operations of Big City Radio

        Under its purchase agreements with Entravision, Nassau, Spanish Broadcasting and Hispanic Broadcasting, pursuant to which Big City Radio has committed to sell 11 of its 12 radio stations, Big City Radio will receive gross cash proceeds of approximately $197.9 million, if all of these asset sales are completed. The table below summarizes information about the pending asset sales.

Buyer	Stations	Purchase Price (1) in millions
Entravision Communications Corporation	KVYY-FM (Ventura, California)	$100
	KLYY-FM (Arcadia, California)
	KSYY-FM (Fallbrook, California)
Nassau Broadcasting Holdings, Inc.	WYNY-FM (Briarcliff Manor, New York)	43
	WWZY-FM (Long Branch, New Jersey)
	WWXY-FM (Hampton Bays, New York)
	WWYY-FM (Belvidere, New Jersey)
Spanish Broadcasting System of Illinois, Inc.	WDEK-FM (De Kalb, Illinois)	22
	WKIE-FM (Arlington Heights, Illinois)
	WKIF-FM (Kankakee, Illinois)
HBC Illinois, Inc.	WXXY-FM (Highland Park, Illinois)	32.9

		$197.9

(1)
Excludes stock consideration discussed below.

        In addition, Entravision will issue 3,766,478 shares of Entravision's Class A common stock to Big City Radio in connection with the asset sale to Entravision. Based on the closing sale price of the Class A common stock as reported by The New York Stock Exchange on the date of this annual report on Form 10-K, the shares to be issued to Big City Radio had an aggregate value of approximately $21.8 million. The purchase agreement for the sale to Entravision does not contain any price adjustment provisions designed to protect Big City Radio against a decline in the value of Entravision's

Class A common stock before it receives the stock upon the closing of the asset sale. After the closing, Big City Radio may have to sell at least a portion of its Entravision shares to obtain sufficient cash to repay its senior notes and satisfy its other liabilities and obligations. If and when Big City Radio seeks to sell its shares of Entravision's Class A common stock, it may not be able to do so for proceeds that approximate the closing date value or that are sufficient to meet its cash needs.

        Big City Radio currently estimates that it will incur federal, state and local income taxes of approximately $9.0 million in connection with the asset sales and other matters, after the application of available net operating loss carryforwards. Big City Radio estimates that the brokerage, legal and accounting fees payable by it relating to the transactions will total approximately $3 million. Big City Radio will incur other transaction costs, including payments to its executive officers and directors, severance payments, lease termination expense and other similar expenses associated with the termination of contracts which are not being assumed by Entravision and the other buyers.

        Under its forbearance agreement with holders of its senior notes, Big City Radio is obligated to apply the aggregate net cash proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. As of March 12, 2003, Big City Radio owed holders of the senior notes approximately $193.5 million, consisting of $174 million of principal and approximately $19.5 million of accrued and unpaid interest.

        In connection with the asset sale to Entravision and the other station sales, Big City Radio will retain specified assets and liabilities. For a description of the specific assets and liabilities Big City Radio will retain in connection with the asset sale to Entravision, see "Terms of the Asset Purchase Agreement."

        If Big City Radio completes its asset sale to Entravision and its other pending station sales, it will have sold substantially all of its operating assets. At such time, Big City Radio's board of directors would determine whether it would then be in the best interests of Big City Radio and its stockholders for Big City Radio to distribute any available proceeds to the stockholders, whether under a plan of dissolution or otherwise. If Big City Radio is unable to complete the asset sale to Entravision or any of the other Big City Radio station sales, it will not be in a position to make such a distribution. Accordingly, Big City Radio's board of directors will be in a position only at a later date to determine whether Big City Radio should make a distribution of available proceeds of the asset sales to its stockholders and, if it determines to make a distribution, the amount thereof. These determinations will depend on various factors, a number of which are not within Big City Radio's control, including the following:

  •
  whether, in the judgment of Big City Radio's board of directors, it is in the best interests of Big City Radio and its stockholders to b distribute any remaining assets to stockholders or seek to deploy those assets into new operations;

  •
  the dates on which the Entravision asset sale and the other pending Big City Radio station sales are completed;

  •
  whether these asset sales are completed;

  •
  the prices at which Big City Radio is able to sell the shares of Entravision's Class A common stock it will receive in the asset sale, if Big City Radio determines to sell some or all of these shares;

  •
  the amount of Big City Radio's liabilities and other obligations to be paid in the future;

  •
  the resolution of pending litigation and other contingent liabilities;

  •
  the outcome of pending or proposed tax legislation; and

  •
  general business and economic conditions.

        One alternative Big City Radio's board of directors would consider following completion of the asset sales is adoption of a plan for the dissolution of Big City Radio. A plan of dissolution would require approval by Big City Radio's stockholders under Delaware law. If it were to adopt a plan of dissolution, the Big City Radio board of directors would determine the terms of such a plan at the time of adoption consistent with the requirements of Delaware law. Big City Radio expects that such a plan generally would provide that Big City Radio would sell or otherwise dispose of all of its remaining property and assets, with such exceptions as its board of directors may approve at the time, such as retention of property and assets that the board of directors may deem necessary or advisable to enable Big City Radio to pursue any claims and causes of action. Following the liquidation of its remaining assets, Big City Radio would pay, or provide for the payment of, its remaining liabilities and obligations to the extent possible, as required by Delaware law. Subject to the payment, or the provision for payment, of Big City Radio's liabilities and obligations, any remaining assets would be available for distribution from time to time on a pro rata basis to stockholders. Big City Radio may not be able to determine for a significant period following adoption of a plan of dissolution whether any assets would be available for distribution to its stockholders. Such a determination would be made only after Big City Radio's creditors have received legally required notices concerning the plan and after adequate provision has been made for contingent as well as known liabilities. Big City Radio cannot provide any assurance that there would ultimately be sufficient proceeds from the asset sales to provide for Big City Radio's liabilities and obligations or to make distributions to Big City Radio's stockholders under a plan of dissolution.

        Even if Big City Radio is able to repay its senior notes and other liabilities and has additional proceeds from the asset sales, its board of directors may determine not to approve a plan of dissolution or otherwise authorize a distribution of such proceeds to its stockholders, but instead may approve use of the proceeds for investment in opportunities for new operations for Big City Radio. Big City Radio does not know whether, if it does have available assets and determines to seek new opportunities, it will have any success in establishing any new operations. In addition, Big City Radio expects that for some period following completion of the auction sale of all of its radio station properties, during which it may seek to identify new opportunities, it would not be engaged in operating activities.

        Whether or not Big City Radio's board of directors adopts a plan of dissolution, Big City Radio will be obligated to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, even though compliance with such reporting requirements is financially burdensome. If the dissolution of Big City Radio pursuant to a plan of dissolution is approved, in order to curtail expenses, Big City Radio may seek relief from the SEC from the reporting requirements under the Exchange Act.

        Because of the uncertainties discussed above, Big City Radio cannot provide any assurance that it will have any assets available for distribution to its stockholders from proceeds of the asset sales or, if it does have assets available for distribution, that it will make a distribution of any or all of such assets.

Contractual Obligations and Commitments

        If Big City Radio is not successful in selling the stations at all or selling the stations at prices sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes, Big City Radio will consider other strategic alternatives, including filing for protection from its creditors under the United States bankruptcy code. Because events of default exist under the indenture governing the senior notes, Big City Radio also could be subject to an involuntary filing under the bankruptcy code initiated by noteholders or other creditors.

        As of December 31, 2002, Big City Radio's contractual obligations and commitments were as follows:

	Senior Notes (Principal and Interest)	Operating Leases	Employment Contracts	Total
2003	$189,983,000	1,652,000	804,000	192,439,000
2004	—	1,089,000	46,000	1,135,000
2005	—	649,000	—	649,000
2006	—	446,000	—	446,000
2007	—	400,000	—	400,000
Thereafter	—	304,000	—	304,000

	$189,983,000	$4,540,000	$850,000	$195,373,000

Factors that May Affect Future Results and Financial Condition

        The following factors (in addition to others) could have a material and adverse impact on the Company's business:

        If the proposed asset sales do not occur, Big City Radio will have to re-commence operations at its Los Angeles and Chicago radio stations which have been operated by the proposed purchasers since January 2003 under time brokerage agreements. The Los Angeles and Chicago radio stations have been reformatted by the prospective buyers. Big City Radio would have to attempt to re-hire employees, re-build its previous revenue base and advertise in order to inform the radio audience in each market of such changes.

        Big City Radio's highly leveraged financial position poses the following risks to stockholders:

  •
  a substantial portion of Big City Radio's cash flow from operations will be required to service its indebtedness;

  •
  Big City Radio's ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions might be impeded; and

  •
  Big City Radio is more vulnerable to economic downturns and its ability to withstand competitive pressures is limited.

        Big City Radio derives substantially all of its revenues from advertisers in diverse industries. If a number of Big City Radio's advertisers reduce their expenditures because of a general economic downturn, or an economic downturn in one or more industries or regions, or for any other reason, Big City Radio's results of operations would be materially and adversely affected.

        Cash on hand is insufficient to meet Big City Radio's obligations and commitments. Big City Radio's debt has been accelerated under the indentures. In addition, because the Company is highly leveraged, its ability to respond to market conditions or meet extraordinary capital needs is limited. Big City Radio is unable to generate sufficient cash flow from operations to meet its obligations and commitments, as such it is required to refinance or restructure its indebtedness or raise additional debt or equity capital, or seek protection under the Bankruptcy laws. Big City Radio may be required to sell material assets or operations. These alternative strategies might not be effected on satisfactory terms, if at all.

        Big City Radio's Senior Discount Notes Indenture contains restrictive covenants that may limit its ability to:

  •
  incur additional debt;

  •
  pay dividends;

  •
  merge, consolidate or sell assets;

  •
  make acquisitions or investments; or

  •
  change the nature of its business.

        Big City Radio currently does not have a credit agreement. The Company may not be able to obtain a new credit agreement.

        If Big City Radio experiences a change of control, with respect to the Senior Discount Notes, the Company does not have sufficient funds to repurchase the notes, as may be required.

        Big City Radio has incurred losses from continuing operations in each of its fiscal years since inception and expects to continue to experience net losses in the foreseeable future. These net losses, which may be greater than its net losses in the past, are principally a result of interest expense on its outstanding debt and non-cash charges for depreciation expense related to long-term assets.

        If Big City Radio cannot consummate one or more of the pending or planned dispositions, the Company's ability to improve operating results could be limited, by amongst other reasons, its inability to successfully implement its engineering enhancement plans, or if it is forced to change formats at its radio properties in response to competitor format changes. The Company's ability to improve operating results is affected, amongst other reasons, by the following;

  •
  many competing radio station groups have greater resources available to finance the start up losses often associated with a format change;

  •
  Big City Radio does not have the financial resources necessary to implement any FCC engineering upgrades or enhancements;

  •
  Big City Radio might be unable to obtain FCC approval of requested upgrades and enhancements.

Critical Accounting Policies and Material Estimates

        Big City Radio's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these financial statements requires Big City Radio to make estimates and judgments that affected the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Big City Radio evaluates its estimates, including those to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. Big City Radio bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Big City Radio believes the following critical accounting policies affect its more significant judgment and estimates used in the preparation of its consolidated financial statements.

        Revenue Recognition.    Big City Radio records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. Big City Radio maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Big City Radio utilizes information available to Big City Radio, including the timing of payments and the financial condition of its customers to estimate the allowance for doubtful accounts. If the financial condition of Big City Radio's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Big City Radio does not have a significant concentration of accounts receivable from one customer or industry segment.

        Business Combinations and Goodwill and other Intangible Assets.    In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        Big City Radio adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

        SFAS No. 141 requires that upon adoption of SFAS No. 142, Big City Radio evaluate its existing intangible assets and goodwill that was acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, Big City Radio reassessed the useful lives and residual values of all intangible assets acquired in business combinations accounted for using the purchase method. In addition, to the extent Big City Radio identified an intangible asset as having an indefinite useful life, Big City Radio was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss would have been measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. No significant adjustments or impairment losses resulted from the adoption of SFAS No. 141 and SFAS No. 142.

        In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required Big City Radio to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, Big City Radio identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As each reporting unit's carrying amount did not exceed its fair value, there was no indication that the reporting unit's goodwill may be impaired and Big City Radio was not required to perform the second step of the transitional impairment test. In the second step, Big City Radio would compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss was required to be recognized as the cumulative effect of a change in accounting principle in Big City Radio's statement of earnings. No such loss resulted from Big City Radio's adoption of SFAS No. 142.

        In accordance with SFAS No. 142, Big City Radio discontinued the amortization of goodwill and intangible assets, consisting of a broadcast license (intangible asset with an indefinite useful life), effective January 1, 2002. During the quarter ended March 31, 2002, Big City Radio completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, Big City Radio ceased the operation of its publishing operations, and wrote off the remaining $108,000 of goodwill associated with such operations. During the fourth quarter of 2002, the Company made the decision to sell its broadcast licenses. In accordance with SFAS No.144, these licenses are reported as assets held for sale. The Company compared the licenses' carrying value to their fair value, less the estimated cost to sell them. The fair value of the stations were based on asset sale agreements for 11 of the 12 stations, and an estimate for the remaining station based on offers received during the auction process. This review of the carrying value of its intangible assets resulted in a charge of $630,000 relating to the impairment in value of some of its FCC broadcast licenses. As of December 31, 2002, Big City Radio has no remaining un-amortized goodwill, and has un-amortized broadcast licenses in the amount of $76,325,000.

        Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity, rather than a segment of a business. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

        Big City Radio adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position, cash flows, or results of operations of Big City Radio. Big City Radio discontinued its publishing operations during June 2002. This was treated as a discontinued operation under SFAS No. 144. In December 2002, the Company announced sales of eleven of its twelve radio stations in Los Angeles, New York, and Chicago. The Company also intends to sell its remaining station. Big City Radio's consolidated financial statements for all periods presented have been adjusted to reflect the radio station sales and ceased publishing operations as discontinued operations in accordance with SFAS No. 144.

        Accounting for Cost Associated with Exit or Disposal Activities.    In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("Issue 94-3").

        The principal difference between SFAS No. 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, a commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

        Big City Radio is required to adopt SFAS No. 146 on exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. Big City Radio has adopted SFAS No. 146 in relation to exit and disposal activities initiated after September 30, 2002.

Off Balance Sheet Transactions

        The Company did not have any off-balance sheet transaction as of December 31, 2002.

Quantitative and Qualitative Disclosures About Market Risk

        Big City Radio is exposed to the impact of interest rate changes and the change in the market values of its investments.

        Big City Radio's exposure to market rate risk for changes in interest rates relates primarily to Big City Radio's investment portfolio. Big City Radio has not used derivative financial instruments in its investment portfolio. Big City Radio invests its excess cash in debt instruments of the U.S. Government and its agencies and, by policy, limits the amount of credit exposure to any one issuer. Big City Radio protects and preserves its invested funds by limiting default, market and reinvestment risk.

        Investments in fixed-rate, interest-earning instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely affected by a rise in interest rates. Big City Radio may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8. Financial Statements and Supplementary Data

BIG CITY RADIO, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
of Big City Radio, Inc.:

        We have audited the accompanying consolidated balance sheets of Big City Radio, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements. We also have audited Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big City Radio, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and cash deficits, has a stockholders' deficiency of $105,357,000 at December 31, 2002 and was in default under the terms of its Senior Discount Notes that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

KPMG LLP

Los Angeles, California
February 14, 2003

Part 1—Financial Information

Item 1. Financial Statements

BIG CITY RADIO, INC.
Consolidated Balance Sheets

	December 31, 2001	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,194,000	$732,000
Cash held in investment, restricted	1,336,000	1,085,000
Marketable securities	15,000,000	1,861,000
Accounts receivable, net of allowance of $458,000 and $362,000 in 2001 and 2002, respectively	3,817,000	1,997,000
Interest receivable	21,000	6,000
Assets held for sale (note 4)	—	79,571,000
Prepaid expenses and other current assets	602,000	289,000

Total current assets	23,970,000	85,541,000
Property and equipment, net (note 7)	5,206,000	376,000
Intangibles, net (note 8)	77,063,000	—
Deferred financing fees, net	2,094,000	1,441,000
Other assets	112,000	170,000

Total assets	$108,445,000	$87,528,000

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$1,428,000	$883,000
Accrued expenses	1,988,000	1,644,000
Interest payable	5,873,000	15,983,000
Senior discount notes (note 9)	—	174,000,000
Other current liabilities	79,000	74,000

Total current liabilities	9,368,000	192,584,000

Long-term liabilities:
Senior discount notes	174,000,000	—
Other long-term liabilities	420,000	301,000
Deferred income tax liabilities	2,284,000	—
Commitments and contingencies	—	—
Stockholders' equity (deficiency):
Preferred stock, $.01 par value. Authorized 20,000,000 shares; zero shares issued and outstanding in 2001 and 2002	—	—
Common stock, Class A, $.01 par value. Authorized 80,000,000 shares; issued and outstanding 6,226,817 shares in 2001 and 2002	62,000	62,000
Common stock, Class B, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 8,250,458 shares in 2001 and 2002	83,000	83,000
Additional paid-in capital	29,492,000	29,492,000
Other comprehensive loss (note 2)	—	(8,000)
Accumulated deficit	(107,264,000)	(134,986,000)

	(77,627,000)	(105,357,000)

Total liabilities and stockholders' equity (deficiency)	$108,445,000	$87,528,000

See accompanying notes to consolidated financial statements.

BIG CITY RADIO, INC.
Consolidated Statements of Operations
Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002
Gross revenues from continuing operations	$6,679,000	$4,622,000	$—
Less commissions and fees	713,000	497,000	—

Net revenues	5,966,000	4,125,000	—

Operating expenses:
Station operating expenses, excluding depreciation and amortization	5,538,000	4,272,000	—
Internet operating expenses, excluding depreciation and amortization	1,457,000	436,000	—
Corporate, general and administrative expenses	3,845,000	3,610,000	4,717,000
Cost of abandonment of station acquisition agreement	550,000	—	—
Impairment loss on goodwill	—	897,000	—
Depreciation and amortization	1,312,000	1,263,000	120,000

Total operating expenses	12,702,000	10,478,000	4,837,000

Operating loss from continuing operations	(6,736,000)	(6,353,000)	(4,837,000)
Other income (expenses):
Gain on sale of station (note 5)	—	2,275,000	—
Interest income	281,000	111,000	152,000
Other, net	(115,000)	(173,000)	(21,000)

Total other income	166,000	2,213,000	131,000
Loss from continuing operations before income taxes	(6,570,000)	(4,140,000)	(4,706,000)
Income tax benefit, net (notes 2 and 14)	63,000	63,000	4,284,000

Loss from continuing operations	(6,507,000)	(4,077,000)	(422,000)
Discontinued operations: (note 4)
Radio operations	(24,620,000)	(25,985,000)	(26,555,000)
Publishing operations	(41,000)	(645,000)	(745,000)

Loss from discontinued operations, net of income tax expense of $2,000,000 in 2002	(24,661,000)	(26,630,000)	(27,300,000)

Net loss	$(31,168,000)	$(30,707,000)	$(27,722,000)

Basic and diluted loss per share:
Loss from continuing operations	$(0.45)	$(0.28)	$(0.03)
Loss from discontinued operations	(1.70)	(1.84)	(1.88)

Net loss	$(2.15)	$(2.12)	$(1.91)

Weighted average shares outstanding	14,475,000	14,477,000	14,477,000

See accompanying notes to consolidated financial statements.

BIG CITY RADIO, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002
Cash flows from operating activities:
Net loss from continuing operations	$(6,507,000)	$(4,077,000)	$(422,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,312,000	1,263,000	120,000
Deferred income taxes	(63,000)	(63,000)	(4,284,000)
Non cash change in other comprehensive loss	140,000	9,000	(8,000)
Gain on sale of station	—	(2,275,000)	—
Impairment loss on goodwill	—	897,000	—
Employment stock incentives	34,000	—	—
Changes in operating assets and liabilities, net of acquisitions: (Increase) decrease in assets:
Accounts receivable	141,000	686,000	444,000
Interest receivable	488,000	17,000	15,000
Prepaid expenses and other current assets	463,000	(240,000)	254,000
Other assets	(3,000)	6,000	2,000
Increase (decrease) in liabilities:
Accounts payable	188,000	52,000	(42,000)
Accrued expenses	(941,000)	394,000	64,000
Other liabilities	(36,000)	—	—

Net cash used in operating activities	(4,784,000)	(3,331,000)	(3,857,000)

Cash flows from investing activities:
Purchase of property and equipment	(895,000)	(121,000)	—
Purchase of marketable securities	—	(15,000,000)	—
Sale of marketable securities	5,964,000	1,895,000	13,139,000
Decrease in cash held in restricted investment	1,132,000	(534,000)	251,000
Decrease in cash held in escrow	275,000	—	—
Cash received for disposal of fixed assets	10,000	—	—
Cash received for radio station sold	352,000	32,692,000	—

Net cash provided by investing activities	6,838,000	18,932,000	13,390,000

Cash flows from financing activities:
Cash received from issuance of promissory note to related party	—	2,235,000	—
Cash received from bridge loan	—	15,000,000	—
Repayment of promissory note to related party	—	(2,235,000)	—
Repayment of bridge loan	—	(15,000,000)	—
Repayment of promissory notes	(881,000)	—	—

Net cash used in financing activities	(881,000)	—	—

Cash used in discontinued operations	(2,742,000)	(13,269,000)	(11,995,000)

Change in cash and cash equivalents	(1,569,000)	2,332,000	(2,462,000)
Cash and cash equivalents at beginning of year	2,431,000	862,000	3,194,000

Cash and cash equivalents at end of year	862,000	3,194,000	732,000

See accompanying notes to consolidated financial statements.

BIG CITY RADIO, INC.
Consolidated Statements of Stockholders' Equity (Deficiency)
Years Ended December 31, 2000, 2001 and 2002

	Common stock
			Additional paid-in capital	Other comprehensive loss	Accumulated deficit
	Shares	Amount				Total
Balance at December 31, 1999	14,469,275	$145,000	$29,458,000	$(149,000)	$(45,389,000)	$(15,935,000)
Employee stock options	8,000	—	34,000	—	—	34,000
Unrealized income on marketable securities	—	—	—	140,000	—	140,000
Net loss	—	—	—	—	(31,168,000)	(31,168,000)

Total comprehensive loss	—	—	—	140,000	(31,168,000)	(31,028,000)

Balance at December 31, 2000	14,477,275	145,000	29,492,000	(9,000)	(76,557,000)	(46,929,000)
Unrealized income on marketable securities	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(30,707,000)	(30,707,000)

Total comprehensive loss	—	—	—	9,000	(30,707,000)	(30,698,000)

Balance at December 31, 2001	14,477,275	145,000	29,492,000	—	(107,264,000)	(77,627,000)
Unrealized loss on marketable securities				(8,000)		(8,000)
Net loss	—	—	—	—	(27,722,000)	(27,722,000)

Total comprehensive loss	—	—	—	(8,000)	(134,986,000)	(105,357,000)

Balance at December 31, 2002	14,477,275	$145,000	$29,492,000	$(8,000)	$(134,986,000)	$(105,357,000)

See accompanying notes to consolidated financial statements

BIG CITY RADIO, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2002

(1)    Organization and Business

        Big City Radio, Inc. ("Big City Radio" or the "Company", formerly Odyssey Communications, Inc.) was incorporated in Delaware on August 2, 1994 and commenced operations on January 1, 1995. On May 30, 1996, Big City Radio merged with Q Broadcasting, Inc., with Big City Radio being the surviving company. Big City Radio and Q were owned 94% and 100%, respectively by Stuart and Anita Subotnick. Accordingly, the merger has been accounted for as a combination of entities under common control. As a result, the combination of Big City Radio and Q was effected utilizing historical costs. At the date of conversion from S Corporation status to C Corporation status (see Note 2), the Company formed five wholly owned subsidiaries, Big City Radio—LA, LLC; Big City Radio—NYC, LLC; Big City Radio—CHI, LLC; WRKL Rockland Radio, LLC; and Odyssey Traveling Billboards, Inc.

        The Company owns and operates radio broadcasting stations. As of December 31, 2002, the Company owned three FM stations in Southern California, KLYY-FM, Arcadia, KVYY-FM, Ventura and KSYY-FM, Fallbrook (programmed as "Viva 107.1"). In the New York area, the Company owned four radio properties, WYNY-FM, Briarcliff Manor, New York, WWZY-FM, Long Branch, New Jersey, WWXY-FM, Hampton Bays, New York and WWYY-FM, Belvidire, New Jersey. WYNY-FM, WWZY-FM, WWXY-FM, and WWYY-FM are programmed as "Rumba 107." In the Chicago area, the Company owned five radio properties, WXXY-FM Highland Park, Illinois, WYXX-FM Morris, Illinois (programmed as "Viva 103.1"), WKIE-FM Arlington Heights, Illinois, WKIF-FM Kankakee, Illinois, and WDEK-FM DeKalb, Illinois (programmed as "Energy92"). Big City Radio is seeking to sell all of its radio stations in an auction process that it announced on November 4, 2002. Between December 24, 2002 and January 2, 2003, Big City Radio signed four, separate definitive asset purchase agreements to sell eleven of its twelve FCC FM licenses. The Company also plans to sell the remaining station. Big City Radio is selling these radio stations to raise the funds necessary to pay all principal of, and accrued and unpaid interest on, its 11 1/4% senior discount notes due 2005. Noteholders have accelerated payment of the senior notes as a result of defaults by Big City Radio under these notes. None of these transactions is conditioned on the completion of any other transaction. As discussed in note 4, the radio station operations have been treated as discontinued operations.

        The Company owns HIH Acquisition, Inc. ("HIH") which owns the TodoAhora.com website, and also in turn owns United Publishers of Florida, Inc., ("UPF") which published the Hispanic music trade magazine, "Disco," operated a graphic design business, and owns the LatinMusicTrends.com website. In response to the continued downturn in the music industry advertising marketplace, during December 2001 the Company ceased its internet operations, and during June 2002 the Company ceased the operation of UPF, and wrote-off the remaining $108,000 of goodwill associated with UPF. As discussed in Note 4, this was treated as discontinued operations. The Company also owns Independent Radio Reps, LLC, an in-house rep firm to represent it in generating national Hispanic radio business.

2)    Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Big City Radio and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. As a result of the Company's decisions during 2002 to close down publishing operations and to sell the radio stations, the publishing and radio station operations of the Company have been presented as discontinued operations (see note 4).

Cash Equivalents

        Cash equivalents of $73,000 with maturities less than three months were included in cash and cash equivalents at December 31, 2002.

Marketable Securities

        Marketable securities at December 31, 2001 and 2002 consist of U.S. Treasury, mortgage-backed, and corporate debt securities. The Company classifies its debt securities as available-for-sale. Securities are recorded at fair value with the unrealized holding gain or loss, net of the related tax effect, excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. As of December 31, 2002, unrealized holding losses were $8,000. Proceeds from the sale of securities were $13 million in 2002.

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

Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years for transmission equipment, vehicles and furniture and office equipment to 39 years for buildings and leasehold improvements over the lesser of the useful life or the term of the lease. As of December 31, 2002, substantially all of the property and equipment owned by the Company are presented as assets held for sale, as a result of the Company announcing the auction sale of its radio station assets and entering into four asset purchase agreements in the period between December 23, 2002 and January 3, 2003. (see note 4)

Business Combinations and Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board or FASB issued SFAS No.141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No.141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        The Company adopted SFAS No.141 and SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

        SFAS No.141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that was acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No.141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in business combinations accounted for using the purchase method. In addition, to the extent the Company identified an intangible asset as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss would have been measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. No significant adjustments or impairment losses resulted from the adoption of SFAS No. 141 and SFAS No. 142.

        In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss was required to be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. No such loss resulted from the Company's adoption of SFAS No. 142.

        In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and intangible assets (comprised solely of broadcast license) effective January 1, 2002. During the quarter ended March 31, 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, the Company ceased the operation of UPF, and wrote off the remaining $108,000 of goodwill associated with UPF. During the fourth quarter of 2002, the Company made the decision to sell its broadcast licenses. In accordance with SFAS No.144, these licenses are reported as assets held for sale. The Company compared the licenses' carrying value to their fair value, less the estimated cost to sell them. This review of the carrying value of its intangible assets resulted in a charge of $630,000 relating to the impairment in value of some of its FCC broadcast licenses. As of December 31, 2002, the Company has no remaining un-amortized goodwill and un-amortized broadcast licenses in the amount of $76,325,000.

        At December 31, 2002, all the intangible assets of the Company are the subject of asset purchase agreements entered into between December 24, 2002 and January 2, 2003 and are presented as assets held for sale. The carrying amount of un-amortized intangible assets at December 31, 2001 and 2002 is as follows:

	2001	2002
Broadcast licenses	$76,955,000	$76,325,000
Goodwill	108,000	—

	$77,063,000	$76,325,000

        The amortization expense on broadcast license was $2,970,000, $2,813,000 and $0 for the year ended December 31, 2000, 2001 and 2002 respectively. The amortization expense on goodwill was $321,000, $319,000 and $0 for the year ended December 31, 2000, 2001 and 2002, respectively.

        The following table presents net loss and basic and diluted net loss per share as if the broadcast licenses and goodwill had not been amortized during the periods presented.

	Year Ended December 31,
	2000	2001	2002
Reported net loss	$(31,168,000)	$(30,707,000)	$(27,722,000)
Add back: Goodwill amortization	321,000	319,000	—
Add back: Broadcast license amortization	2,970,000	2,813,000	—

Adjusted net loss	$(27,877,000)	$(27,575,000)	$(27,722,000)

Basic and diluted net loss per share:
Reported net loss	$(2.15)	$(2.12)	$(1.91)
Add back: Goodwill amortization	0.02	0.02	—
Add back: Broadcast license amortization	0.20	0.19	—

Adjusted net loss	$(1.93)	$(1.91)	$(1.91)

Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        In August 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No.144"), which supersedes both SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No.121"), and the accounting and reporting provisions of APB Opinion No.30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No.144 retains the fundamental provisions in SFAS No.121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.121. For example, SFAS No.144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No.144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No.121, an impairment assessment under SFAS No.144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

        The Company adopted SFAS No.144 on January 1, 2002. The adoption of SFAS No.144 did not have a material impact on the financial position, cash flows, or results of operations of the Company. The Company discontinued its publishing operations during June 2002. This was treated as a discontinued operation under SFAS No.144. In December 2002, the Company announced sales of eleven of its twelve radio stations in Los Angeles, New York, and Chicago. The Company also intends to sell its remaining station. Big City Radio's consolidated financial statements for all periods presented have been adjusted to reflect the radio station sales and ceased publishing operations as discontinued operations in accordance with SFAS No. 144.

Accounting for Costs Associated with Exit and Disposal Activities

        In June 2002, the Financial Accounting Standards Board issued FASB Statement No.146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No.146") which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("Issue 94-3").

        The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Under SFAS No.146, a commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No.146 also establishes that fair value is the objective for initial measurement of the liability.

        The Company is required to adopt SFAS No.146 on exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has adopted SFAS No.146 for exit and disposal activities initiated after September 30, 2002.

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

        The carrying value of Senior Discount Notes are $174 million at December 31, 2001 and 2002. The fair values of Senior Discount Notes are $88.7 million and $104.4 million at December 31, 2001 and 2002, respectively. Fair values of Senior Discount Notes are based on market prices.

Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company believes that concentration of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company estimates uncollectible accounts on a periodic basis. The Company has not experienced significant losses relating to accounts receivable. For periods ended December 31, 2000, 2001 and 2002, no customer accounted for more than 10% of revenues.

Barter Transactions

        The Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability is relieved when the commercials are broadcast, and barter expense is recorded and the assets are relieved when the goods or services are received or used. Barter transactions resulted in sales of $1,107,000, $1,046,000 and $930,000 and related expenses of $1,061,000, $910,000 and $828,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Advertising

        The Company charges advertising costs, as incurred, to expense. Advertising costs amounted to $1,703,000, $675,000 and $281,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Loss per Share

        The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under SFAS No. 128 basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Stock options issued under the Company's 1997, 1998 and 1999 Incentive Stock Plan amounting to 1,964,100, 1,870,250 and 1,320,000 at December 31, 2000, 2001 and 2002, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

        In 2000, 2001 and 2002, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

	2000	2001	2002
Net loss:
As reported	$(31,168,000)	$(30,707,000)	$(27,722,000)
Pro forma	(32,869,000)	(32,804,000)	(31,322,000)
Loss per share:
As reported	$(2.15)	$(2.12)	$(1.91)
Pro forma	(2.27)	(2.27)	(2.16)

        At December 31, 2000 and 2001, the per share weighted average fair value of stock options granted was $1.99 and $2.14, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.93%, expected volatility of 50% and an expected life of 10 years for options granted in 2000; expected dividend yield of 0%, risk-free interest rate of 5.0%, expected volatility of 95% and an expected life of 10 years for options granted in February 2001; expected dividend yield of 0%, risk-free interest rate of 3.25%, expected volatility of 105% and an expected life of 10 years for options granted in July 2001. There were no options granted during 2002.

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

Accounting for Derivatives

        In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. In June 2000, SFAS 138 was issued which addresses a limited number of issues causing implementation difficulties for numerous entities that have applied SFAS 133. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. The Company adopted SFAS No. 133 and 138 as of January 1, 2001. The adoption of SFAS No. 133 and 138 did not have a material impact on the financial position or results of operations of the Company.

Impact of Recent Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.

        FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

        As noted above we have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date we have not entered into any guarantees.

        In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

(3)    Liquidity and Going Concern

        Big City Radio has incurred substantial net losses since inception primarily due to broadcast cash flow deficits characteristic of the start up of radio stations. In addition, since the majority of its broadcast properties are in various stages of development, either as a result of pending FCC applications and their appeals that, if granted, will permit Big City Radio to effect engineering enhancements or upgrades, or a result of having recently changed formats, Big City Radio expects to generate significant net losses for the foreseeable future.

        As a result of these factors, Big City Radio has met its working capital needs primarily through borrowings, including loans from Big City Radio's principal stockholders, Stuart and Anita Subotnick, loans under credit facilities, and proceeds from the issuance of the senior notes in March 1998. Since October 31, 2001, Big City Radio has met its working capital needs primarily from the proceeds of the sale of Big City Radio's Phoenix radio stations which it completed on that date.

        Big City Radio completed a sale of $174,000,000 aggregate principal amount at maturity of senior notes on March 17, 1998, generating approximately $125,400,000 of gross proceeds. Big City Radio used approximately $32,600,000 of these proceeds to repay outstanding indebtedness under a credit facility with The Chase Manhattan Bank entered into in 1996. Big City Radio has used the proceeds of the senior notes offering to finance the acquisition costs of radio station properties and for general working capital purpose.

        Cash interest commenced accruing on the senior notes on March 15, 2001 and semi-annual cash interest payments of $9,800,000 commenced on September 15, 2001. Big City Radio failed to make the initial semi-annual interest payment when due on September 15, 2001. In order to obtain the funds to make this payment within the 30-day grace period provided under the indenture, Big City Radio obtained a bridge loan in the amount of $15,000,000 by the assignment of Big City Radio's revolving credit facility from the lender thereunder to a new lender. The bridge loan was secured to the same extent as the revolving credit facility and bore interest at the rate of LIBOR plus 3.0%, or a base rate plus 2.0%, at the option of Big City Radio. Big City Radio used the net proceeds of the bridge loan to pay the semi-annual interest on the senior notes due on September 15, 2001, together with applicable additional interest thereon, and to repay $2,235,000 of principal indebtedness and $51,000 of interest incurred under the promissory note issued to Mr. Subotnick in May 2001. Big City Radio repaid the bridge loan on October 31, 2001 with a portion of the proceeds from the sale of the Phoenix radio station properties, as discussed below. Big City Radio currently does not have a credit facility.

        On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34,000,000. The indenture governing the senior notes permits Big City Radio to reinvest the approximately $18,000,000 of proceeds which remained from the sale of the Phoenix stations after the repayment of the bridge loan in broadcast assets for a period up to one year from the date of these asset sales. Thereafter, any net proceeds that are not timely reinvested in broadcast assets must be used to make an offer to repurchase senior notes. As described above, Big City Radio used a portion of the proceeds to repay indebtedness under the bridge loan and to fund the semi-annual interest payment due on the senior notes on March 15, 2002. Big City Radio has been using the remaining proceeds to fund its ongoing operations, and has not reinvested such proceeds in broadcast assets. Big City Radio has not made the required offer to repurchase senior notes, because it does not have sufficient cash resources to consummate such an offer. Its failure to make an offer to repurchase constitutes an event of default under the indenture.

        The Company failed to make the semi-annual interest payment of $9,800,000 due on the senior notes on September 15, 2002. Big City Radio's cash resources were insufficient to enable Big City Radio to make the semi-annual interest payment within the 30-day grace period provided under the indenture. The grace period expired on October 15, 2002, thereby resulting in an additional event of default under the indenture. On October 17, 2002, pursuant to the indenture, holders of the senior notes delivered an acceleration notice to Big City Radio declaring notice to Big City Radio declaring the principal and interest on all of the senior notes to be immediately due and payable.

        In light of these developments, the Company evaluated its strategic alternatives and the most efficient use of its capital. On November 4, 2002, Big City Radio announced it had retained Jorgenson Broadcast Brokerage to market and conduct an auction sale of all of Big City Radio's radio stations.

        On November 13, 2002, Big City Radio, and the holders of approximately $128,000,000 in principal amount of the senior notes acting through an ad hoc committee of noteholders, entered into a forbearance agreement on November 13, 2002. Under the forbearance agreement, the signatory noteholders agreed to forebear, through January 31, 2003 (later extended to March 31, 2003), from taking, initiating or continuing any action to enforce the Company's payment obligations under the senior notes, including, without limitation, any involuntary bankruptcy filing against the Company, or against any property, officers, directors, employees or agents of the Company to collect on or enforce payment of any indebtedness or obligations, or to otherwise assert any claims or causes of action seeking payment under the senior notes, in each case arising under or relating to the payment default or the default arising from the failure to make the required offer to repurchase senior notes or other existing defaults known to the signatory noteholders as of November 13, 2002. Under the forbearance agreement, the Company agreed to conduct the auction of its radio stations in a good faith manner designed to sell the assets as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. If signatory noteholders reasonably believe that the Company is not conducting the auction process in good faith or is not operating or managing the business and financial affairs of the Company in good faith in the ordinary course and consistent with past practices, they may notify the Company in writing and may elect to terminate the forbearance agreement. The Company further has agreed not to pay, discharge or satisfy any liability or obligation except for obligations reflected on the Company's balance sheet as of December 31, 2001 or incurred in the ordinary course since that date which are paid, discharged or satisfied for fair and equivalent valued in the ordinary course of business and consistent with past practices. The forbearance agreement will not prevent the trustee under the indenture or noteholders that are not parties to the forbearance agreement from pursuing remedies under the indenture.

        Big City Radio and the noteholders executed an amendment to the forbearance agreement as of January 14, 2003, in which the expiration date of the forbearance period was extended from January 31, 2003 through and including March 31, 2003. The forbearance agreement was further amended to provide that:

•
Big City Radio will pay the noteholders the net cash proceeds of any asset sale within five business days after the completion of such asset sale, until such time as the noteholders have received cash in an amount equal to all principal of, and accrued and unpaid interest on, the senior notes;
•
the forbearance agreement may be terminated by either Big City Radio or the ad hoc committee upon written notice if
•
any party to the forbearance agreement fails to perform any of its obligations, or breaches any of its representations, covenants or warranties, under the forbearance agreement,
•
Big City Radio or any party to any asset purchase agreement for any asset sale which Big City Radio had publicly announced on or before January 6, 2003, including the asset sale to Entravision, breaches any representation, warranty or covenant in such asset purchase agreement, and does not cure such breach within ten days, or
•
one or more of the asset purchase agreements is terminated or modified in any material respect; and
•
Big City Radio must immediately notify the ad hoc committee by written notice of
•
any breach by Big City Radio of the forbearance agreement,
•
any breach by Big City Radio or any other party of any of the foregoing asset purchase agreements, whether or not such breach is curable, and
•
any termination by Big City Radio or any other party thereto of any such asset purchase agreements.

        In addition, the forbearance agreement provides that it will automatically terminate upon the filing of a voluntary or involuntary petition under the insolvency or bankruptcy laws of the United States or any state with respect to Big City Radio, except that, upon the filing of an involuntary bankruptcy petition by unaffiliated, arm's length creditors, Big City Radio will have a period of ten days to obtain the dismissal or withdrawal of such a petition before the forbearance agreement terminates as a result of the filing.

        Between December 23, 2002 and January 2, 2003, Big City Radio signed asset purchase agreements to sell eleven of the twelve FCC radio stations that it owns (see note 4). If Big City Radio completes the asset sales, it will receive gross cash proceeds of approximately $197,900,000 and 3,766,478 shares of Entravision Communications Corporation's Class A Common Stock. Under the senior notes forbearance agreement described above, Big City Radio will be obligated to apply the net proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment.

        Big City will apply any remaining net proceeds from the asset sales, together with its other liquidity sources, to pay expenses relating to the asset sales, including employee severance amounts, tax liabilities and expenses associated with termination of contracts not assumed by the buyers, as well as trade payables and other operating expenses.

        If Big City Radio completes its pending station sales and sells the sole station that is not subject to a binding purchase agreement as of this date, it will have disposed of substantially all of its operating properties. Its principal sources of liquidity will then consist of cash on hand, including any remaining proceeds of the station sales, and amounts earned on the investment of such cash, and collections of trade receivables, which amounted to $1,997,000 as of December 31, 2002. Big City Radio also may seek to obtain additional liquidity by selling shares of the Entravision Class A common stock it will receive upon completion of the Los Angeles radio stations asset sale. Assuming the closing of its pending station sales, Big City Radio believes that these liquidity sources will be sufficient to meet its short-term cash needs. The amount and nature of Big City Radio's long-term liquidity needs will depend on, among other things, a decision by the board of directors regarding future operations, if any, of Big City Radio.

(4)    Discontinued Operations

        As described more fully in Note 3, on November 4, 2002, Big City Radio announced its intention to undertake an auction sale of all of its radio stations. This auction process has, to date, resulted in the asset disposition transactions detailed below, which will result in the sale of eleven of the twelve FCC licenses owned by the Company. It is the intention of the Company to sell the remaining FCC license. Big City Radio has discontinued its radio station operations. The Company's consolidated financial statements for all periods presented have been adjusted to reflect the radio station operations as discontinued operations in accordance with SFAS No.144.

        Summarized financial information for the discontinued radio operations is as follows:

  Radio operations

	December 31,
	2001	2002
Property and equipment, net	$4,687,000	$3,246,000
Intangible, net	76,955,000	76,325,000

Net assets-discontinued radio operations	$81,642,000	79,571,000

	For the Year Ended December 31,
	2000	2001	2002
Gross revenues	$20,141,000	$17,773,000	$14,852,000
Less commissions and fees	2,341,000	1,812,000	1,384,000

Net revenues	17,800,000	15,961,000	13,468,000

Operating expenses:
Stations operating expenses, excluding depreciation and amortization	20,508,000	17,037,000	15,548,000
Impairment loss on broadcast licenses	—	—	630,000
Depreciation and amortization	3,552,000	3,555,000	1,372,000

Total operating expenses	24,060,000	20,592,000	17,550,000

Operating loss from discontinued operations	(6,260,000)	(4,631,000)	(4,082,000)
Other income (expenses):
Interest expense	(18,392,000)	(21,540,000)	(20,570,000)
Other, net	32,000	186,000	97,000

Total other expense	(18,360,000)	(21,354,000)	(20,473,000)
Loss before income tax	(24,620,000)	(25,985,000)	(24,555,000)
Income tax expense	—	—	2,000,000

Loss from discontinued operations	$(24,620,000)	$(25,985,000)	$(26,555,000)

        At December 31, 2002, the Company's property and equipment and intangible assets from the discontinued operations were reported as assets held for sale.

        On December 23, 2002, the Company entered into an asset purchase agreement to sell its radio stations KLYY-FM Arcadia, California, KSYY-FM Fallbrook, California and KVYY-FM Ventura, California to Entravision Communications Corporation for a combined purchase consideration of $100 million in cash and 3,766,478 shares of Entravision's Class A Common Stock. The sale is subject to initial FCC approval for the assignment of the FCC licenses. On January 15, 2003, Entravision and Big City Radio entered into a time brokerage agreement following clearance of the asset sale under federal antitrust law. Under the agreement, Entravision is providing programming and related services to the stations it is purchasing from Big City Radio until the asset sale is completed or the asset purchase agreement is terminated.

        On December 30, 2002, the Company entered into an asset purchase agreement to sell its radio stations WYNY-FM Briarcliff Manor, New York, WWXY-FM Hampton Bays, New York, WWYY-FM Belvidere, New Jersey and WWZY-FM Long Branch, New Jersey to Nassau Broadcasting Holdings, Inc. for a total consideration of $43 million in cash. The sale is subject to initial FCC approval for the assignment of the FCC licenses.

        On December 31, 2002, the Company entered into an asset purchase agreement to sell its radio stations WDEK-FM DeKalb, Illinois, WKIE-FM Arlington Heights, Illinois and WKIF-FM Kankakee, Illinois to Spanish Broadcasting Systems, Inc. (SBS) for a total consideration of $22 million in cash. The sale is subject to initial FCC approval for the assignment of the FCC licenses. On the same date, SBS and Big City Radio entered into a time brokerage agreement. Under the agreement, SBS is providing programming and related services to the stations it is purchasing from Big City Radio until the asset sale is completed or the asset purchase agreement is terminated.

        On January 2, 2003, the Company entered into an asset purchase agreement to sell its radio station WXXY-FM Highland Park, Illinois to Hispanic Broadcasting Corporation (HBC) for a total consideration of $32.875 million in cash. The sale is subject to initial FCC approval for the assignment of the FCC licenses. On January 10, 2003, HBC and Big City Radio entered into a time brokerage agreement. Under the agreement, HBC is providing programming and related services to the stations it is purchasing from Big City Radio until the asset sale is completed or the asset purchase agreement is terminated.

        During June 2002, the Company discontinued the operation of United Publishing of Florida (UPF) (which was comprised solely of publishing operations), and wrote-off the remaining $108,000 of goodwill associated with its acquisition. The decision to terminate publishing operations was made in response to the continued downturn in the music industry, advertising marketplace. As UPF's publishing operation represented the only publishing operations of Big City Radio, Inc., the Company's consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No.144.

        Summarized financial information for the discontinued publishing operations is as follows:

	For the year ended December 31,
Publishing operations
	2000	2001	2002
Net revenues	$75,000	$463,000	$138,000
Operating expenses	116,000	1,108,000	883,000

Loss from discontinued operations	$(41,000)	$(645,000)	$(745,000)

	December 31,
	2001	2002
Property and equipment, net	$90,000	$—
Intangible, net	108,000	—

Net assets—discontinued publishing operations	$198,000	$—

        During the quarter ended June 30, 2002, the Company transferred $78,000 of property and equipment previously used in its publishing operations to its radio operations, and no liabilities of the discontinued publishing operations remained.

(4)    Discontinued Operations (Continued)

        The following table summarizes the cash flow informations from the discontinued radio and publishing operations:

	For the Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss from discontinued operations	$(24,661,000)	$(26,630,000)	$(27,300,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,555,000	3,605,000	1,395,000
Deferred income tax expense	—	—	2,000,000
Non cash interest	18,352,000	4,357,000	653,000
Loss on disposal of fixed assets	—	—	49,000
Impairment loss on broadcast license	—	—	630,000
Impairment loss on goodwill	—	—	108,000
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets:
Accounts receivable	1,232,000	214,000	1,376,000
Prepaid expenses and other current assets	(525,000)	618,000	60,000
Other assets	(119,000)	63,000	(60,000)
Increase (decrease) in liabilities:
Acounts payable	327,000	38,000	(504,000)
Interest payable	—	5,873,000	10,110,000
Other accrual	34,000	(699,000)	(532,000)

Net cash used in operating activities	(1,805,000)	(12,561,000)	(12,015,000)
Cash flows from investing activities:
Purchase of property and equipment	(687,000)	(730,000)	(275,000)
Cash received for disposal of fixed assets	—	22,000	295,000
Purchase of publishing operation	(250,000)	—	—

Net cash used in investing activities	(937,000)	(708,000)	20,000
Cash flow from financing activities:
Net cash used in financing activities	—	—	—

Cash used in discontinued operations	$(2,742,000)	$(13,269,000)	$(11,995,000)

(5) Acquisitions and Disposals

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

        On November 8, 2000 the Company entered into an asset purchase agreement in which the Company acquired substantially all of the assets and properties of UPF, which owned and operated a Hispanic music trade magazine, "Disco", a graphic design business and the LatinMusicTrends.com website. The purchase price for the acquired business was $250,000 excluding acquisition related expenses and was paid in cash. Under the terms of the purchase agreement a second installment of up to $250,000 is due at the one year anniversary of the acquisition, subject to certain operating cash flow targets to be attained by the acquired business. The cash flow target was not met and accordingly no additional payment was made. In June 2002, the Company discontinued its publishing operations. The fair value of the assets acquired in this transaction is as follows:

Fixed assets	$118,000
Goodwill	132,000

        On April 12, 2000, the Company sold the assets of radio station WLBK-AM, DeKalb, Illinois for a sale price of $416,000. No gain or loss was recorded on this transaction.

(6) Cash Held in Investment, Restricted

        The restricted cash balance collateralizes four letters of credit outstanding at December 31, 2002. The letters of credit relate to the Chicago, Phoenix, LA office leases and the LA Stations signal upgrade. According to the Chicago lease agreement, the Company agreed to deposit the sum of $1,000,000 as security in the form of an unconditional and irrevocable letter of credit. The amount of the letter of credit will decrease $200,000 each year over 5 years. The balance was $200,000 at December 31, 2002. According to the Phoenix lease agreement, the Company agreed to deposit the sum of $269,000 as security in the form of an unconditional and irrevocable letter of credit. The amount of the letter of credit will decrease $51,000 each year over 5 years. The balance was $125,000 at December 31, 2002. On September 14, 2001, the Company entered into a Cash Collateral Agreement with JPMorgan Chase. Under the agreement, the Company agreed to deposit the sum of $760,000 to secure its two existing letters of credit relate to the LA office leases and the LA Stations signal upgrade.

(7) Property and Equipment

        Property and equipment at December 31, 2001 and 2002 were as follows:

	2001	2002
Land	225,000	—
Building and improvements	1,941,000	237,000
Transmitter equipment	5,914,000	—
Furniture and office equipment	1,987,000	531,000
Vehicles	709,000	—

	10,776,000	768,000
Less accumulated depreciation	5,570,000	392,000

	5,206,000	376,000

        As discussed more fully in notes 3 and 4, the property and equipment related to the radio stations to be sold are reported as assets held for sale at December 31, 2002.

(8) Intangibles

        Intangibles at December 31, 2001 are as follows:

2001
FCC broadcast licenses	86,839,000
Covenants not to compete	678,000
Goodwill	132,000

87,649,000
Less accumulated amortization	10,586,000

77,063,000

        During June 2002, the Company wrote off the remaining $108,000 of goodwill associated with its discontinued publishing operations. The impairment loss on goodwill associated with the internet operations was $897,000 for the year ended December 31, 2001.

        As discussed more fully in notes 3 and 4, the FCC broadcast licenses related to the radio stations to be sold are reported as assets held for sale at December 31, 2002.

(9) Senior Discount Notes

Offering of Senior Discount Notes

        On March 17, 1998, the Company completed the offering of its 11.25% Senior Discount Notes. The $174,000,000 aggregate principal amount at maturity of Notes were issued at a discount generating gross proceeds to the Company of approximately $125.4 million. They mature on March 15, 2005. The Notes accreted in value until March 15, 2001 at a rate of 11.25% per annum, compounded semiannually, to an aggregate principal amount of $174.0 million. Commencing on March 16, 2001, interest on the Notes began accruing at a rate of 11.25% per annum and is payable semiannually in cash on March 15 and September 15 through March 15, 2005.

        The Company may not redeem the Notes prior to March 15, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at specified redemption prices together with accrued and unpaid interest, if any, to the date of redemption. The Notes are not subject to any sinking fund requirement. Upon a Change of Control (as such term is defined in the Notes), each holder of Notes has the right to require the Company to make an offer to purchase the Notes at a price equal to the principal amount of such Notes thereafter, together with accrued and unpaid interest, if any, to the date of the purchase.

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

        Simultaneously with the consummation of the issuance of the Notes, the Company entered into the Revolving Credit Facility providing for up to $15 million of availability, subject to certain available borrowing calculations. The Revolving Credit Facility was due to mature on March 17, 2003, the fifth anniversary of the issue date of the Senior Discount Notes, and amounts outstanding under the Revolving Credit Facility bore interest at an applicable margin plus, at the Company's option, Chase's prime rate (in which case the applicable margin was 2.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio) or the London Inter-Bank Borrowing Rate (in which case the applicable margin was 3.00% subject to reduction upon obtaining performance criteria based on the Company's leverage ratio). The Company's obligations under the Revolving Credit Facility were secured by a pledge of substantially all of the Company and its subsidiaries' assets. The Company paid fees of .5% per annum, on the aggregate unused portion of the facility. As more fully described in Note 3 and 10, Big City Radio obtained a bridge loan in October 2001 by arranging for the assignment of the Revolving Credit Facility. The Bridge Loan was repaid on October 31, 2001 with a portion of the proceeds from the sale of the Phoenix Stations. The Company currently does not have a credit facility.

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

        All of the then existing Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the "Station Subsidiaries"), were created in December 1997 as special purpose Delaware limited liability companies formed at the request of the lenders under the Revolving Credit Facility for the sole purpose of facilitating the Revolving Credit Facility by holding the Company's Federal Communications Commission ("FCC") radio licenses. The operating agreements for the Station subsidiaries limit the activities of these companies to holding the FCC radio licenses. Odyssey Traveling Billboards, Inc. ("Odyssey") owns and operates certain vehicles used to advertise for the Company's radio stations. Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey is similarly a special purpose corporation with no income and only expenses.

        The covenants in the Notes and the Indenture do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

        Set forth below is certain condensed consolidating financial information for the parent company of Big City Radio, Inc. and its Subsidiary Guarantors, as of December 31, 2001 and 2002, and for the years ended December 31, 2000, 2001 and 2002.

Consolidating Balance Sheet for the year ended December 31, 2001

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,194,000	$—	$3,194,000	$—	$3,194,000
Cash held in investment, restricted	1,336,000	—	1,336,000	—	1,336,000
Marketable securities	15,000,000	—	15,000,000	—	15,000,000
Accounts receivable, net of allowance	3,817,000	—	3,817,000	—	3,817,000
Interest receivable	21,000	—	21,000	—	21,000
Prepaid expenses and other current assets	602,000	—	602,000	—	602,000

Total current assets	23,970,000	—	23,970,000	—	23,970,000
Property and equipment, net	5,206,000	—	5,206,000	—	5,206,000
Investment in, and advances to, subsidiaries	76,955,000	—	76,955,000	(76,955,000)	—
Intangibles, net	108,000	76,955,000	77,063,000	—	77,063,000
Deferred financing fees, net	2,094,000	—	2,094,000	—	2,094,000
Other assets	112,000	—	112,000	—	112,000

Total assets	$108,445,000	$76,955,000	$185,400,000	$(76,955,000)	$108,445,000

Liabilities and stockholders' equity (Deficiency)
Accounts payable	$1,428,000	$—	$1,428,000	$—	$1,428,000
Accrued expenses	1,988,000	—	1,988,000	—	1,988,000
Interest payable	5,873,000	—	5,873,000	—	5,873,000
Other current liabilities	79,000	—	79,000	—	79,000

Total current liabilities	9,368,000	—	9,368,000	—	9,368,000
Long-term liabilities
Senior discount notes	174,000,000	—	174,000,000	—	174,000,000
Deferred income tax liabilities and other	—	—	—	—	—
Long-term liabilities	2,704,000	—	2,704,000	—	2,704,000
Intercompany balances	—	88,558,000	88,558,000	(88,558,000)	—

Total long-term liabilities	176,704,000	88,558,000	265,262,000	(88,558,000)	176,704,000
Stockholders' equity/(deficit)
Preferred and common stock, and additional paid-in capital	29,637,000	—	29,637,000	—	29,637,000
Other comprehensive loss	—	—	—	—	—
Accumulated deficit	(107,264,000)	(11,603,000)	(118,867,000)	11,603,000	(107,264,000)

	(77,627,000)	(11,603,000)	(89,230,000)	11,603,000	(77,627,000)

Total liabilities and stockholders' equity (deficiency)	$108,445,000	$76,955,000	$185,400,000	$(76,955,000)	$108,445,000

Consolidating Balance Sheet for the year ended December 31, 2002

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$732,000	$—	$732,000	$—	$732,000
Cash held in investment, restricted	1,085,000	—	1,085,000	—	1,085,000
Marketable securities	1,861,000	—	1,861,000	—	1,861,000
Accounts receivable, net of allowance	1,997,000	—	1,997,000	—	1,997,000
Interest receivable	6,000	—	6,000	—	6,000
Assets held for sale	3, 246,000	76,325,000	79,571,000	—	79,571,000
Prepaid expenses and other current assets	289,000	—	289,000	—	289,000

Total current assets	9,216,000	76,325,000	85,541,000	—	85,541,000
Property and equipment, net	376,000	—	376,000	—	376,000
Investment in, and advances to, subsidiaries	76,325,000	—	76,325,000	(76,325,000)	—
Deferred financing fees, net	1,441,000	—	1,441,000	—	1,441,000
Other assets	170,000	—	170,000	—	170,000

Total assets	$87,528,000	$76,325,000	$163,853,000	$(76,325,000)	$87,528,000

Liabilities and stockholders' equity (Deficiency)
Accounts payable	$883,000	$—	$883,000	$—	$883,000
Accrued expenses	1,644,000	—	1,644,000	—	1,644,000
Senior discount notes	174,000,000	—	174,000,000	—	174,000,000
Interest payable	15,983,000	—	15,983,000	—	15,983,000
Other current liabilities	74,000	—	74,000	—	74,000

Total current liabilities	192,584,000	—	192,584,000	—	192,584,000
Long-term liabilities
Deferred income tax liabilities and other long term liabilities	301,000	—	301,000	—	301,000
Intercompany balances	—	88,558,000	88,558,000	(88,558,000)	—

Total long-term liabilities	301,000	88,558,000	88,859,000	(88,558,000)	301,000
Stockholders' equity/(deficit)
Preferred and common stock, and additional paid-in capital	29,637,000	—	29,637,000	—	29,637,000
Other comprehensive loss	(8,000)	—	(8,000)	—	(8,000)
Accumulated deficit	(134,986,000)	(12,233,000)	(147,219,000)	12,233,000	(134,986,000)

	(105,357,000)	(12,233,000)	(117,590,000)	12,233,000	(105,357,000)

Total liabilities and stockholders' equity (deficiency)	$87,528,000	$76,325,000	$163,853,000	$(76,325,000)	$87,528,000

(9) Senior Discount Notes (Continued)

Consolidating Statement of Operations for the year ended December 31, 2000

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Gross revenues	$6,679,000	$—	$6,679,000	$—	$6,679,000
Less commissions and fees	713,000	—	713,000	—	713,000

Net revenues	5,966,000	—	5,966,000	—	5,966,000
Operating expenses:
Station operating expenses, excluding depreciation and amortization	5,538,000	—	5,538,000	—	5,538,000
Internet and publishing, excluding depreciation and amortization	1,457,000	—	1,457,000	—	1,457,000
Corporate, general and administrative expenses	3,845,000	—	3,845,000	—	3,845,000
Cost of abandonment of station acquisition agreement	550,000	—	550,000	—	550,000
Depreciation and amortization	1,312,000	—	1,312,000	—	1,312,000

Total operating expenses	12,702,000	—	12,702,000	—	12,702,000

Operating loss	(6,736,000)	—	(6,736,000)	—	(6,736,000)
Other income (expenses):
Interest income	281,000	—	281,000	—	281,000
Other, net	(115,000)	—	(115,000)	—	(115,000)

Total other (expenses)	166,000	—	166,000	—	166,000

Loss before income tax benefit, and equity in losses of Subsidiary Guarantors	(6,570,000)	—	(6,570,000)	—	(6,570,000)
Income tax benefit, net	63,000	—	63,000	—	63,000

Loss before equity in losses of Subsidiary Guarantors	(6,507,000)	—	(6,507,000)	—	(6,507,000)
Equity in net losses of Subsidiary Guarantors	(2,969,000)	—	(2,969,000)	2,969,000	—
Loss on discontinued operations	(21,692,000)	(2,969,000)	(24,661,000)	—	(24,661,000)

Net loss	$(31,168,000)	$(2,969,000)	$(34,137,000)	$2,969,000	$(31,168,000)

Consolidating Statement of Operations for the year ended December 31, 2001

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Gross revenues	$4,622,000	$—	$4,622,000	$—	$4,622,000
Less commissions and fees	497,000	—	497,000	—	497,000

Net revenues	4,125,000	—	4,125,000	—	4,125,000

Operating expenses:
Station operating expenses, excluding depreciation and amortization	4,272,000	—	4,272,000	—	4,272,000
Internet operating expenses, excluding depreciation and amortization	436,000	—	436,000	—	436,000
Corporate, general and administrative expenses	3,610,000	—	3,610,000	—	3,610,000
Impairment loss on goodwill	897,000	—	897,000	—	897,000
Depreciation and amortization	1,263,000	—	1,263,000	—	1,263,000

Total operating expenses	10,478,000	—	10,478,000	—	10,478,000

Operating loss	(6,353,000)	—	(6,353,000)	—	(6,353,000)
Other income (expenses):
Gain on sale of stations	2,275,000	—	2,275,000	—	2,275,000
Interest income	111,000	—	111,000	—	111,000
Other, net	(173,000)	—	(173,000)	—	(173,000)

Total other income	2,213,000	—	2,213,000	—	2,213,000

Loss before income tax benefit, and equity in losses of Subsidiary Guarantors	(4,140,000)	—	(4,140,000)	—	(4,140,000)
Income tax benefit, net	63,000	—	63,000	—	63,000

Loss before equity in losses of Subsidiary Guarantors	(4,077,000)	—	(4,077,000)	—	(4,077,000)
Equity in net losses of Subsidiary Guarantors	(2,813,000)	—	(2,813,000)	2,813,000	—
Loss on discontinued operations	(23,817,000)	(2,813,000)	(26,630,000)	—	(26,630,000)

Net loss	$(30,707,000)	$(2,813,000)	$(33,520,000)	$2,813,000	$(30,707,000)

Consolidating for the year ended December 31, 2002

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$—

Operating expenses:
Corporate, general and administrative expenses	4,717,000	—	4,717,000	—	4,717,000
Depreciation and amortization	120,000	—	120,000	—	120,000

Total operating expenses	4,837,000	—	4,837,000	—	4,837,000

Operating loss	(4,837,000)	—	(4,837,000)	—	(4,837,000)
Other income (expenses):
Interest income	152,000	—	152,000	—	152,000
Other, net	(21,000)	—	(21,000)	—	(21,000)

Total other income	131,000	—	131,000	—	131,000

Loss before income tax benefit, and equity in losses of Subsidiary Guarantors	(4,706,000)	—	(4,706,000)	—	(4,706,000)
Income tax benefit, net	4,284,000	—	4,284,000	—	4,284,000

Loss before equity in losses of Subsidiary Guarantors	(422,000)	—	(422,000)	—	(422,000)
Equity in net losses of Subsidiary Guarantors	(630,000)	—	(630,000)	630,000	—
Loss on discontinued operations	(26,670,000)	(630,000)	(27,300,000)	—	(27,300,000)

Net loss	$(27,722,000)	$(630,000)	$(28,352,000)	$630,000	$(27,722,000)

Consolidating Statement of Cash Flows for the year ended December 31, 2000

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net cash used in operating activities	$(4,784,000)	$—	$(4,784,000)	$—	$(4,784,000)

Cash flows from investing activities:
Purchase of property and equipment	(895,000)	—	(895,000)	—	(895,000)
Sale of marketable securities	5,964,000	—	5,964,000	—	5,964,000
Decrease in cash held in escrow	275,000	—	275,000	—	275,000
Increase in cash held in restricted investment	1,132,000	—	1,132,000	—	1,132,000
Cash received for disposal of fixed assets	10,000	—	10,000	—	10,000
Cash received for radio station sold	—	352,000	352,000	—	352,000
Investment in, and advances to, subsidiaries	352,000	(352,000)	—	—	—

Net cash provided by investing activities	6,838,000	—	6,838,000	—	6,838,000
Cash flows from financing activities:
Repayment of promissory notes	(881,000)	—	(881,000)	—	(881,000)

Net cash used in financing activities	(881,000)	—	(881,000)	—	(881,000)
Cash flows used in discontinuing operations	(2,742,000)	—	(2,742,000)	—	(2,742,000)

Change in cash and cash equivalents	(1,569,000)	—	(1,569,000)	—	(1,569,000)
Cash and cash equivalents at beginning of year	2,431,000	—	2,431,000	—	2,431,000

Cash and cash equivalents at end of year	$862,000	$—	$862,000	$—	$862,000

Consolidating Statement of Cash Flows for the year ended December 31, 2001

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net cash used in operating activities	$(3,331,000)	$—	$(3,331,000)	$—	$(3,331,000)

Cash flows from investing activities:
Purchase of property and equipment	(121,000)	—	(121,000)	—	(121,000)
Sale of marketable securities	1,895,000	—	1,895,000	—	1,895,000
Purchase of marketable securities	(15,000,000)	—	(15,000,000)	—	(15,000,000)
Increase in cash held in restricted investment	(534,000)	—	(534,000)	—	(534,000)
Cash received for radio stations sold	—	32,692,000	32,692,000	—	32,692,000
Investment in, and advances to, subsidiaries	32,692,000	(32,692,000)	—	—	—

Net cash provided by investing activities	18,932,000	—	18,932,000	—	18,932,000
Cash flows from financing activities:
Cash received from bridge loan	15,000,000	—	15,000,000	—	15,000,000
Cash received from issuance of promissory note to related party	2,235,000	—	2,235,000	—	2,235,000
Repayment of bridge loan	(15,000,000)	—	(15,000,000)	—	(15,000,000)
Repayment of promissory notes	(2,235,000)	—	(2,235,000)	—	(2,235,000)

Net cash provided by financing activities	—	—	—	—	—
Cash flows used in discontinuing operations	(13,269,000)	—	(13,269,000)	—	(13,269,000)

Change in cash and cash equivalents	2,332,000	—	2,332,000	—	2,332,000
Cash and cash equivalents at beginning of year	862,000	—	862,000	—	862,000

Cash and cash equivalents at end of year	$3,194,000	$—	$3,194,000	$—	$3,194,000

Consolidating Statement of Cash Flows for the year ended December 31, 2002

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net cash used in operating activities	$(3,857,000)	$—	$(3,857,000)	$—	$(3,857,000)

Cash flows from investing activities:
Sale of marketable securities	13,139,000	—	13,139,000	—	13,139,000
Decrease in cash held in restricted investment	251,000	—	251,000	—	251,000

Net cash provided by investing activities	13,390,000	—	13,390,000	—	13,390,000

Net cash provided by financing activities	—	—	—	—	—
Cash flows used in discontinuing operations	(11,995,000)	—	(11,995,000)	—	(11,995,000)

Change in cash and cash equivalents	(2,462,000)	—	(2,462,000)	—	(2,462,000)
Cash and cash equivalents at beginning of year	3,194,000	—	3,194,000	—	3,194,000

Cash and cash equivalents at end of year	$732,000	$—	$732,000	$—	$732,000

        The condensed consolidating financial information has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. This summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

(10) Promissory Note

        During April 2001, the Company made a request of its bank lender that the Company be permitted to draw down on its Revolving Credit Facility. The lender declined to permit the Company to draw on the Revolving Credit Facility due to the Company's lack of compliance with a covenant that required that the Company's consolidated financial statements for the year ended December 31, 2000 be reported on by the Company's independent accountants without a "going concern or like qualification or exception." As a result of its inability to draw on the Revolving Credit Facility, the Company issued a promissory note (the "Affiliate Promissory Note") on May 8, 2001 to borrow up to $5,000,000 from an affiliate of the Company in order to meet the Company's short-term capital needs. The amount outstanding under the Affiliate Promissory Note bore interest equal to the lower of (i) JPMorgan Chase's prime rate plus 2.0% or (ii) the highest rate permitted by New York law, and it was due upon demand. The Company borrowed $2,235,000 under the Affiliate Promissory Note, and interest expense on the Affiliate Promissory Note during 2001 was $51,000. All amounts payable under the Affiliate Promissory Note were repaid on October 12, 2001 using the proceeds from the Bridge Loan (see Note 11).

(11) Bridge Loan

        On October 12, 2001, the Company obtained a new term loan facility (the "Bridge Loan") in the amount of $15,000,000. The Bridge Loan was obtained by the assignment of the Company's Revolving Credit Facility (the "Existing Credit Facility") from the Company's existing bank lender to a new lender. The Bridge Loan, which was repaid on October 31, 2001, bore interest at the rate of LIBOR plus 3%, or a Base Rate plus 2%, at the option of the Company. Net proceeds of the Bridge Loan were used to pay the semi-annual interest on its Senior Discount Notes, and to repay indebtedness under the Affiliate Promissory Note (see note 10).

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

(12) Contractual Obligations, Commitments and Contingencies

  Contractual Obligations and Commitments

        If Big City Radio is not successful in selling the stations at all or selling the stations at prices sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes, Big City Radio will consider other strategic alternatives, including filing for protection from its creditors under the United States bankruptcy code. Because events of default exist under the indenture governing the senior notes, Big City Radio also could be subject to an involuntary filing under the bankruptcy code initiated by noteholders or other creditors.

        As of December 31, 2002, Big City Radio's contractual obligations and commitments were as follows:

	Senior Notes (Principal and Interest)	Operating Leases	Employment Contracts	Total
2003	$189,983,000	1,652,000	804,000	192,439,000
2004	—	1,089,000	46,000	1,135,000
2005	—	649,000	—	649,000
2006	—	446,000	—	446,000
2007	—	400,000	—	400,000
Thereafter	—	304,000	—	304,000

	$189,983,000	$4,540,000	$850,000	$195,373,000

        Rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $1,960,000, $2,267,000 and $2,016,000 respectively.

        The Company has entered into various employment contracts with 5 individuals comprised mainly of officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance.

  Contingent Liabilities

        The Company has contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or liquidity of the Company.

(13) Supplementary Information—Statement of Cash Flows

        The Company acquired vehicles during the years ended December 31, 2000, 2001 and 2002 through issuance of notes payable amounting to $50,000, $78,000 and $0 respectively.

        Barter transactions resulted in sales of $1,107,000, $1,046,000 and $930,000 and related expenses of $1,061,000, $910,000 and $828,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

        Cash paid for interest during the years ended December 31, 2000, 2001 and 2002 amounted to $40,000, $17,183,000, and $9,807,000 respectively.

(14) Income Taxes

        Income tax expense (benefit) for the year ended December 31, 2000, 2001 and 2002 is comprised of the following:

	2000	2001	2002
Continuing operations:
Deferred tax benefit	$(63,000)	$(63,000)	$(4,284,000)
Discontinued operations:
Deferred tax expense	—	—	2,000,000

	$(63,000)	$(63,000)	$(2,284,000)

        The tax benefit from continuing operations differs from the amount computed by applying the statutory Federal income tax rate in 2000, 2001 and 2002 due to the following:

	2000	2001	2002
Federal income taxes at the statutory rate	$(10,899,000)	$(10,770,000)	$(10,450,000)
State income taxes net of any amount of Federal income tax benefit	(1,523,000)	(1,480,000)	(1,175,000)
Valuation allowance	12,327,000	12,198,000	7,307,000
Other	32,000	(11,000)	34,000

	$(63,000)	$(63,000)	$(4,284,000)

        The components of deferred taxes at December 31, 2000, 2001 and 2002 are as follows:

	2000	2001	2002
Deferred tax assets:
Net operating loss	$16,794,000	$23,523,000	$36,192,000
Other	240,000	2,615,000	3,138,000
Book interest expense/Tax original issue discount ("OID") 11.25% Senior Notes	19,823,000	27,695,000	32,987,000

	36,857,000	53,833,000	72,317,000

Deferred tax liabilities:
Deferred gain	(2,679,000)	(2,619,000)	(2,532,000)
Book/Tax basis difference from WRNJ-FM stock purchase	(2,348,000)	(2,285,000)	(2,285,000)
Depreciation and amortization	(4,129,000)	(3,878,000)	(8,321,000)
Payment on Senior Discount Notes	—	(4,294,000)	(4,294,000)
Other	(1,871,000)	(2,668,000)	(5,154,000)

	(11,027,000)	(15,774,000)	(22,586,000)

Sub-Total before valuation allowance	25,830,000	38,089,000	49,731,000
Valuation Allowance	(28,177,000)	(40,373,000)	(49,731,000)

Net deferred tax asset (liability)	$(2,347,000)	$(2,284,000)	$—

        The Company has approximately $88,500,000 of net operating loss carryforwards ("NOLs") for Federal income tax purposes. These NOLs begin to expire in 2017.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The sale of its Los Angeles, New York, and Chicago radio stations has not been taken into consideration in calculating the current year statement of operations. Accordingly, a valuation allowance of $49,731,000 has been provided for the deferred tax assets for the year ended December 31, 2002. If the sales described above are consummated, the valuation allowance will be eliminated.

(15) Capital Stock and Related Transactions

        Description of Capital Stock—The authorized capital stock of the Company consists of 120,000,000 shares of capital stock, par value $.01 per share, of which 80,000,000 shares are designated as Class A Common Stock and 20,000,000 shares are designated as Class B Common Stock. At December 31, 2002, 6,226,817 shares of Class A Common Stock were issued and outstanding and 8,250,458 shares of Class B Common Stock were issued and outstanding. In addition, 8,250,458 shares of Class A Common Stock are reserved for issuance upon conversion of the Class B Common Stock. Immediately prior to the consummation of the initial public offering of Big City Radio Common Stock, there was one holder of Class A Common Stock and there were two holders of Class B Common Stock.

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

(16) Stock Option Plans (Continued)

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

        Summary information pertaining to the plan for the year ended December 31, 2002 is as follow:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at beginning of year	1,870,250	$2.875 - 7.8125	$4.49
Cancelled	(550,250)	$2.875 - 7.8125	4.65

Outstanding at end of year	1,320,000	$3.15 - 7.8125	4.42

Exercisable at end of year	1,161,500	$3.15 - 7.8125	4.54

Available for grant at end of year	2,180,000

        At December 31, 2002, the weighted average remaining contractual life of all outstanding options was 6.43 years.

        The following table summarizes information concerning currently outstanding and exercisable stock options as of December 31, 2002:

	Options Outstanding at December 31, 2002		Options Exercisable at December 31, 2002
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.15 - 4.00	985,000	$3.66	833,000	$3.68
4.0625 - 4.50	30,000	4.29	23,500	4.29
6.00 - 7.8125	305,000	6.92	305,000	6.92

	1,320,000	4.42	1,161,500	4.54

        Summary information pertaining to the plan for the year ended December 31, 2001 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at beginning of year	1,964,100	$2.875 - 7.8125	$4.67
Granted	80,000	3.15 - 4.50	3.40
Cancelled	(173,850)	3.4375 - 7.8125	6.03

Outstanding at end of year	1,870,250	2.875 - 7.8125	4.49

Exercisable at end of year	1,369,917	2.875 - 7.8125	4.64

Available for grant at end of year	1,629,750

        At December 31, 2001, the weighted average remaining contractual life of all outstanding options was 7.43 years.

        Summary information pertaining to the plan for the year ended December 31, 2000 is as follows:

	Number of Shares	Price Exercise Per Share	Weighted Average Price Exercise
Outstanding at beginning of year	2,193,300	$4.375 - 7.8125	$5.00
Granted	145,000	2.875 - 4.00	3.14
Exercised	(8,000)	3.5625 - 4.375	4.17
Cancelled	(366,200)	3.4375 - 7.8125	6.02

Outstanding at end of year	1,964,100	2.875 - 7.8125	4.67

Exercisable at end of year	1,133,400	2.875 - 7.8125	4.87

Available for grant at end of year	1,535,900

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

        In 2000, 2001 and 2002, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

	2000	2001	2002
Net loss:
As reported	$(31,168,000)	$(30,707,000)	$(27,722,000)
Pro forma	(32,869,000)	(32,804,000)	(31,322,000)
Loss per share:
As reported	$(2.15)	$(2.12)	$(1.91)
Pro forma	(2.27)	(2.27)	(2.16)

        At December 31, 2000 and 2001, the per share weighted average fair value of stock options granted was $1.99 and $2.14, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.93%, expected volatility of 50% and an expected life of 10 years for options granted in 2000; expected dividend yield of 0%, risk-free interest rate of 5.0%, expected volatility of 95% and an expected life of 10 years for options granted in February 2001; expected dividend yield of 0%, risk-free interest rate of 3.25%, expected volatility of 105% and an expected life of 10 years for options granted in July 2001. There were no options granted during 2002.

(17) Unaudited Quarterly Results

        The following tables contain selected unaudited consolidated statement of operations for each quarter of fiscal years 2001 and 2002. This quarterly information has been restated to reflect the reclassification of the Company's radio station assets as discontinued operations (see note 4).

	Fiscal Year 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Net revenues	$1,105	$1,354	$1,248	$418
Net loss	(8,795)	(7,715)	(7,008)	(7,189)
Net loss per common share	$(0.61)	$(0.53)	$(0.48)	$(0.50)
Weighted average share outstanding:
Basic and diluted	14,477	14,477	14,477	14,477
	Fiscal Year 2002
	1st Quarter (As Restated)	2nd Quarter (As Restated)	3rd Quarter (As Restated)	4th Quarter
	(in thousands, except per share data)
Net revenues	$—	$—	$—	$—
Net income (loss)	(16,506)	(7,618)	(7,469)	3,869
Net income (loss) per common share	$(1.14)	$(0.53)	$(0.52)	$0.28
Weighted average share outstanding:
Basic and diluted	14,477	14,477	14,477	14,477

        On January 1, 2002, the Company adopted provisions of SFAS 142 and stopped amortizing its FCC broadcast licenses as these intangible assets were determined to have an indefinite useful life. Accordingly, deferred tax liabilities related to these intangible assets could no longer be utilized to support the realization of deferred tax benefits. The Company has restated its quarterly results to record an additional deferred tax valuation allowance of approximately $8.6 million during the quarter ended March 31, 2002 and additional tax expense relating to the increase in the deferred tax liability of approximately $.5 million during the quarters ended March 31, 2002, June 30, 2002, September 30, 2002.

	Fiscal Year 2002
	1st Quarter	2nd Quarter	3rd Quarter
	(in thousands, except per share data)
Net income (loss) as reported	$(7,359)	$(7,103)	$(6,955)
Net income (loss), as restated	(16,506)	(7,618)	(7,469)
Loss per common share:
Income (loss), as reported	$(0.51)	$(0.49)	$(0.48)
Net income (loss), as restated	$(1.14)	$(0.53)	$(0.52)

        Late in the quarter ended December 31, 2002, as a result of the Company's decision to auction its radio stations and its implementation thereof, certain deferred tax liabilities can be utilized to support the realization of deferred tax benefits, and the Company recorded a reduction of the deferred tax valuation allowance of $12.9 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding our directors and executive officers as of the date of this report.

Name	Age	Office or Position Held
Stuart Subotnick	61	Chairman of the Board of Directors
Anita Subotnick	59	Director
Leonard White	63	Director
Michael H. Boyer	53	Director
Charles M. Fernandez	40	President, Chief Executive Officer and Director
Silvia Kessel	52	Executive Vice President and Director
David A. Persing	45	Executive Vice President, General Counsel, Secretary and Director
Bryan Subotnick	39	Executive Vice President—Corporate Development
Paul R. Thomson	46	Vice President, Chief Financial Officer and Treasurer

Set forth below is the background of each of our directors and executive officers.

        STUART SUBOTNICK co-founded Big City Radio, Inc. in 1994 and has served as Chairman of the board of directors since our inception. Mr. Subotnick has spent more than 30 years at Metromedia Company (and its predecessor) and together with long-time partner John W. Kluge, has overseen Metromedia Company's investments in numerous media, entertainment and communications businesses. Mr. Subotnick served from 1996 to November 2001 as Vice Chairman, President and Chief Executive Officer of Metromedia International Group, Inc., an international telecommunications and media company ("MMG"). Mr. Subotnick has also served as Executive Vice President of Metromedia Company and its predecessor for over five years. Metromedia Company and its predecessor owned and operated radio stations, television stations, an outdoor advertising business, and cellular telephone and paging operations throughout the United States. Mr. Subotnick is also a director of Carnival Cruise Lines, Inc., a cruise line company, MMG and Metromedia Fiber Network, Inc., a provider of high bandwidth, fiber optic transmission capacity ("MFN"). Mr. Subotnick is married to Anita Subotnick. Stuart and Anita Subotnick are the parents of Bryan Subotnick.

        ANITA SUBOTNICK co-founded the Company in 1994 and has been serving as a Director since our inception. Ms. Subotnick has been a private investor for over five years. Ms. Subotnick is married to Stuart Subotnick. Anita Subotnick and Stuart Subotnick are the parents of Bryan Subotnick.

        LEONARD WHITE has served as a Director of the Company since December 1997. Mr. White is President and Chief Executive Officer of Rigel Enterprises Inc., a private investment management firm, since July 1997. Mr. White served as President and Chief Executive Officer of Orion Pictures Corporation ("Orion"), a motion picture production and distribution company, from 1992 until 1997 and as President and Chief Executive Officer of Orion Home Entertainment Corporation from 1987 to 1992. Mr. White is also a Director of MMG, and MFN. Mr. White is a member of the Audit and Compensation Committees.

        MICHAEL BOYER was elected a Director of the Company as of January 1998. Mr. Boyer is currently Chief Financial Officer of American Saw & Mfg, a manufacturer and distributor of products for materials separation. Until February 2001, Mr. Boyer was Senior Vice President and Chief Financial Officer of Stanadyne Automotive Corp., a manufacturer of diesel fuel injection equipment and hydraulic valve lifters, where he had been employed since July 1978. Mr. Boyer is a member of the Audit and Compensation Committees.

        CHARLES M. FERNANDEZ has served as President and Chief Executive Officer of the Company and a Director since November 1999. Mr. Fernandez served as Chairman of Hispanic Internet Holdings, Inc. from 1998 until its merger with Big City Radio, Inc. Mr. Fernandez served as Executive Vice President and Director of Heftel Broadcasting Corp. from 1989 to 1996. Mr. Fernandez has also served as Chairman of the Board of Directors of Continucare Corp. since 1996, a managed care company, and is a member of the Board of Directors and Chairman of the Audit Committee of Ivax Corp., a pharmaceutical company.

        SILVIA KESSEL has served as a Director of the Company since December 1997 and has served as Executive Vice President of the Company since September 1997. Ms. Kessel served as Executive Vice President of MFN from October 1997 to February 2002, Chief Financial Officer and Treasurer of MMG from 1995 to November 2001 and Executive Vice President of MMG from 1996 to November 2001. In addition, Ms. Kessel served as Executive Vice President of Orion from January 1993 through July 1997, Senior Vice President of Metromedia Company since 1994 and President of Kluge & Company since January 1994. Ms. Kessel is a member of the board of directors of MFN.

        DAVID A. PERSING has served as a Director and Executive Vice President, Secretary and General Counsel since January 2001. From January 2001 to November 2001, Mr. Persing served as Executive Vice President, General Counsel and Secretary of MMG. Since January 2001, Mr. Persing has served as a Director of MFN and Senior Vice President, Secretary and General Counsel of Metromedia Company. Prior to joining Metromedia Company and its affiliated companies, Mr. Persing served as Senior Vice President and General Counsel of Smith Management LLC, a private investment firm for more than five years preceding November 2000.

        BRYAN SUBOTNICK has served as Executive Vice President-Corporate Development since September 1997. Mr. Subotnick served as Vice President from January 1997 and Director of Operations from May 1995 to December 1996. Prior to joining us, Mr. Subotnick was Vice President and General Counsel of Papamarkou & Company, an international finance and investment company, in 1995, and a General Partner in the law firm of Shanker & Subotnick, which specialized in entertainment law, from 1992 to 1994. Mr. Subotnick is the son of Stuart Subotnick, our Chairman of the board of directors, and of Anita Subotnick, one of our directors.

        PAUL R. THOMSON has served as Vice President since September 1997 and as Chief Financial Officer since January 1996. Prior to joining us, Mr. Thomson served as Corporate Controller of Herbalife International, Inc. from 1993 to 1996, as Chief Financial Officer of Barnard Salick Companies from 1992 to 1993 and as Controller of the Radio Stations Group of Westwood One, Inc. from 1989 to 1992. Prior to 1989, Mr. Thomson worked with Price Waterhouse LLP for 12 years in London, Caracas and Los Angeles. He is a certified public accountant and a member of the Institute of Chartered Accountants in England and Wales.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Section 16(a) of the Exchange Act requires Big City Radio's directors and executive officers, and persons who beneficially own more than 10% of the outstanding class A common stock, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of the class A common stock. Such officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish Big City Radio with copies of all reports that they file under Section 16(a). To Big City Radio's knowledge, based solely on a review of the copies of such reports furnished to Big City Radio and written representations that no other reports were required, all Section 16(a) filing requirements applicable to Big City Radio's officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended December 31, 2002.

ITEM 11. Executive Compensation

        The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to our Chief Executive Officer and our four other most highly compensated executive officers whose individual compensation exceeded $100,000 during the years ended December 31, 2002, 2001 and 2000 for services rendered in all capacities to Big City Radio and its subsidiaries. The persons listed in the table below are referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position				Restricted Stock Award(s)($)	Securities Underlying Stock Options	All Other Compensation($)
	year	Salary($)	Bonus($)
Charles M. Fernandez	2002	520,900	—	—	—
President and Chief	2001	472,500	50,000	—	—	—
Executive Officer(1)	2000	450,000	—	—	—	—
Paul R. Thomson	2002	287,500	—	—	—	—
Vice President and	2001	262,500	—	—	—	—
Chief Financial Officer	2000	237,500	30,000	—	—	—
Bryan Subotnick	2002	250,000	—	—	—	—
Executive Vice President	2001	215,000	—	—	—	—
Corporate Development	2000	185,000	25,000	—	—	—

        No stock options to purchase shares of our common stock were granted to the named executive officers during fiscal year 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

        The following table sets forth the exercise of stock options during the year ended December 31, 2002, by each of the named executive officers and the year-end value of unexercised options.

	Shares Acquired on Exercise(#)	Value Realized($)	Number of unexercised options at fiscal year-end(#) exercisable/unexercisable	value of unexercised in-the-money options at fiscal year-end($) exercisable/unexercisable(1)
Charles M. Fernandez	—	—	250,000/0	—/—
Paul R. Thomson	—	—	181,000/24,000	—/—
Bryan Subotnick	—	—	181,000/24,000	—/—

(1)
Calculated based on a closing price for the class A common stock of $1.70 as reported by the American Stock Exchange on December 31, 2002.

EMPLOYMENT AGREEMENTS OF NAMED EXECUTIVE OFFICERS

        We have entered into employment agreements with the following named executive officers: Messrs. Charles M. Fernandez, Paul R. Thomson and Bryan Subotnick.

EMPLOYMENT AGREEMENT WITH CHARLES M. FERNANDEZ

        We are party to an employment agreement with Mr. Fernandez that provides for Mr. Fernandez's employment as President and Chief Executive Officer through October 31, 2003. Mr. Fernandez's employment agreement provides for an annual base salary of $450,000, subject to cost of living increases in each subsequent contract year of not less than 5% of the annual base salary in the immediate preceding year. Mr. Fernandez is entitled to participate in all benefits generally made available to senior executives and to receive annual bonus compensation as determined by the compensation committee in its discretion. In addition, Mr. Fernandez is entitled to receive stock options to purchase up to an additional 750,000 shares of class A common stock, if certain performance targets are met and subject to certain other conditions as set forth in his employment agreement. If we terminate Mr. Fernandez's employment without cause or upon the occurrence of a "change of control" (as defined in Mr. Fernandez's employment agreement), we will be obligated to make severance payments in an amount equal to the greater of (i) the product of the annual base salary then in effect multiplied by two, or (ii) the net present value of the annual base salary then in effect multiplied by the number of years remaining in the term. In addition, upon any such termination, Mr. Fernandez will automatically be vested in all stock options granted to him pursuant to his employment agreement. During the term of the agreement and following the termination of his employment with us for any reason, Mr. Fernandez will not be permitted to engage in or have an interest in any person or entity that engages in competition with us in any "territory" (as such term is defined in the employment agreement) in which we or any of our subsidiaries conduct business during or within one year following the term of the agreement.

EMPLOYMENT AGREEMENT WITH PAUL R. THOMSON

        We are party to an employment agreement with Mr. Thomson that provides for Mr. Thomson's employment as Vice President and Chief Financial Officer through June 30, 2003. Mr. Thomson's employment agreement provides for an annual base salary of $250,000 for the period from July 1, 2000 through June 30, 2001 ("Year 1"), $275,000 for the period from July 1, 2001 through June 30, 2002 ("Year 2"), and $300,000 for the period from July 1, 2002 through June 30, 2003 ("Year 3"). Mr. Thomson is entitled to participate in all benefits generally made available to senior executives and to receive annual bonus compensation subject to our achieving certain goals established by our Compensation Committee. Such bonus compensation will be paid to Mr. Thomson as follows: $40,000 for Year 1, $50,000 for Year 2 and $60,000 for Year 3. If we terminate Mr. Thomson's employment without cause or upon the occurrence of a "change of control" (as defined in Mr. Thomson's employment agreement), we will be obligated to make severance payments in an amount equal to the aggregate amount of Mr. Thomson's base monthly salary for the lesser of (i) twelve months or (ii) the remaining term of his employment pursuant to the agreement. In addition, if upon a change in control Mr. Thomson does not remain as our or our successor's Chief Financial Officer or a similar position is not created, Mr. Thomson shall have the right, at any time within ninety (90) days following the change of control, to terminate his employment with us in which case Mr. Thomson will be entitled to a lump sum payment equal to the net present value of the remaining term of his employment pursuant to the terms of his employment agreement. Following the termination of his employment with us for any reason, Mr. Thomson shall not serve in any accounting or financial capacity for, or otherwise be involved in the accounting and financial functions of any radio station with a rock-based format within 50 miles of the transmitter of any of our radio stations for a period of six months following the termination of Mr. Thomson's employment agreement.

        Payments Based on Stock Options.    All options to purchase shares of Big City Radio's Class A common stock awarded to Mr. Thomson and Bryan Subotnick, Big City Radio's Executive Vice President-Corporate Development will become immediately vested upon any sale or change in control of Big City Radio. If upon any such immediate vesting the in-the-money value of such stock options held by Mr. Thomson and Bryan Subotnick is less than the amount equal to two years of such officer's annual compensation, which is defined as the officer's gross compensation reported to the Internal Revenue Service for the most recently completed fiscal year at the date of completion of the sale, Big City Radio would be obligated to make a cash payment equal to the difference between the value of such in-the-money stock options and two years' annual compensation. In the case of Mr. Thomson, this payment would be in addition to any payment to which he is entitled pursuant to his employment agreement, as described above. Because the stock options held by Mr. Thomson and Bryan Subotnick are not in the money, Big City Radio anticipates that Mr. Thomson may be entitled to a cash payment of $589,877 and Bryan Subotnick may be entitled to a cash payment of $500,427, assuming that a sale or change in control of Big City Radio occurs as of March 31, 2003. Bryan Subotnick is the son of Stuart Subotnick, Big City Radio's chairman of the board of directors, and of Anita Subotnick, a Big City Radio director.

        Accelerated Vesting of Stock Options.    The completion of the asset sales to Nassau Broadcasting, Spanish Broadcasting and Hispanic Broadcasting and the other Big City Radio station sales would constitute a change of control for purposes of Big City Radio's stock option plans. The compensation committee of Big City Radio's board of directors has the discretion under Big City Radio's stock option plans to approve immediate vesting of outstanding stock options to purchase Class A common stock effective upon the occurrence of a change of control. As of the date of this report, the compensation committee has not approved immediate vesting of any stock options. Unvested stock options are held by the following executive officers and directors: Paul Thomson (21,000 shares), Bryan Subotnick (21,000 shares), Stuart and Anita Subotnick (45,000 shares) and Silvia Kessel (10,000 shares). The exercise prices of the foregoing options held by these executive officers and directors, which provide the holders the right to purchase a total of 97,000 shares of Class A common stock, range from $3.4375 to $4.313 per share.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

        The table presented on the following page shows information regarding the beneficial ownership of Big City Radio's two outstanding classes of voting securities as of March 24, 2003 by:

  •
  each person known by Big City Radio to own beneficially more than 5% of the outstanding shares of any class of Big City Radio's outstanding voting securities;

  •
  each director of Big City Radio;

  •
  Big City Radio's Chief Executive Officer and its three executive officers whose total annual salary and bonus exceeded $100,000 in 2002; and

  •
  all of the directors and executive officers of Big City Radio as a group.

        Big City Radio's outstanding voting securities consist of its Class A common stock and Class B common stock. As of March 24, 2003, 6,226,817 shares of Class A common stock and 8,250,458 shares of Class B common stock were outstanding.

        Stockholders of Big City Radio are entitled to one vote for each share of Class A common stock held and to ten votes for each share of Class B common stock held. In addition, holders of Big City Radio's Class B common stock are entitled to vote as a separate class to elect a majority of the members of Big City Radio's board of directors.

        The information presented below regarding beneficial ownership of Big City Radio's voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, Big City Radio believes that the beneficial owners of Big City Radio's common stock listed below have sole voting and investment power with respect to the shares shown. Except as otherwise indicated below, the address for each 5% stockholder is c/o Big City Radio, Inc., 1888 Century Park East, Suite 212, Los Angeles, California 90067.

        The number of shares of Class A common stock shown as beneficially owned by a Big City Radio stockholder as of March 24, 2003 includes the number of shares of Class A common stock the stockholder would acquire as a result of the conversion of the shares of Class B common stock beneficially owned by the stockholder as of that date. Shares of Big City Radio's Class B common stock are convertible at any time into shares of Class A common stock on a one-for-one basis at the holder's option.

        All of the options included in the beneficial ownership of the Big City Radio directors and executive officers below are exercisable at a price equal to or greater than $3.5625 per share.

	Big City Radio Common Stock
	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner					Percent of Voting Power as a Single Class
	Name	Percent	Name	Percent
Directors and Executive Officers:
Charles M. Fernandez	530,000	8.2	—	—	*
Michael H. Boyer	25,000	*	—	—	*
Silvia Kessel	102,140	1.6	—	—	*
David A. Persing	—	—	—	—	*
Anita and Stuart Subotnick	8,424,493	57.7	8,200,458	99.4	92.4
Bryan Subotnick	195,000	3.0	10,000	*	*
Paul R. Thomson	190,000	3.0	—	—	*
Leonard White	25,000	*	—	—	*
All directors and executive officers as a group (9 persons)	9,491,633	61.7	8,210,458	99.5	92.9
Other Stockholders:
Farallon Capital Management, L.L.C & Farallon Partners L.L.C.	319,000	5.1	—	—	*
Phillip Frost, M.D	550,400	8.8	—	—	*
Gilder, Gagnon, Howe & Co	516,575	8.3	—	—	*
Michael Kakoyiannis	871,700	14.0	—	—	*
Earle I. Mack	1,465,700	23.5	—	—	1.7

*
Less than one percent.

        The shares of Class A common stock shown as beneficially owned by Charles M. Fernandez include 250,000 shares that Mr. Fernandez has the right to purchase within 60 days after March 24, 2003 pursuant to the exercise of stock options.

        The shares of Class A common stock shown as beneficially owned by Michael H. Boyer include 25,000 shares that Mr. Boyer has the right to purchase within 60 days after March 24, 2003 pursuant to the exercise of stock options.

        The shares of Class A common stock shown as beneficially owned by Silvia Kessel include 95,000 shares that Ms. Kessel has the right to purchase within 60 days after March 24, 2003 pursuant to the exercise of stock options.

        The shares of Class A common stock shown as beneficially owned by each of Anita Subotnick and Stuart Subotnick include 38,300 shares of Class A common stock, 8,200,458 shares of Class B common stock beneficially owned by Mr. and Mrs. Subotnick that are convertible into shares of Class A common stock on a one-for-one basis, 180,000 shares of Class A common stock that Mr. and Mrs. Subotnick have the right to purchase within 60 days after March 24, 2003 pursuant to the exercise of stock options and 5,735 shares of Class A common stock held by Mr. and Mrs. Subotnick as custodian for their grandchildren's account pursuant to the New York Uniform Gift to Minors Act. Of the shares of Class B common stock shown as beneficially owned by Mr. and Mrs. Subotnick, 2,000,000 shares are held of record by Subotnick Partners, L.P., of which Mrs. Subotnick is general partner and Mr. Subotnick is a limited partner. Mr. and Mrs. Subotnick share voting and investment power with respect to all of the shares shown.

        The shares of Class A common stock shown as beneficially owned by Bryan Subotnick include 10,000 shares of Class B common stock beneficially owned by Mr. Subotnick that are convertible into shares of Class A common stock on a one-for-one basis and a total of 185,000 shares of Class A common stock that Mr. Subotnick has the right to purchase within 60 days after March 24, 2003 pursuant to the exercise of stock options.

        The shares of Class A common stock shown as beneficially owned by Paul R. Thomson include 184,000 shares that Mr. Thomson has the right to purchase within 60 days after March 24, 2003 pursuant to the exercise of stock options.

        The shares of Class A common stock shown as beneficially owned by Leonard White include 25,000 shares that Mr. White has the right to purchase within 60 days after March 24, 2003 pursuant to the exercise of stock options.

        The shares shown as beneficially owned by all directors and executive officers as a group include the following: 8,210,458 shares of Class B common stock that are beneficially owned by all directors and executive officers and that are convertible into shares of Class A common stock on a one-for-one basis; and 943,000 shares which all directors and executive officers as a group have the right to purchase within 60 days after March 24, 2003 pursuant to the exercise of stock options.

        The information concerning Farallon Partners, L.L.C. and Farallon Capital Management, L.L.C. is based upon a statement on Schedule 13G filed with the SEC on February 6, 2003. The number of shares includes 153,700 shares held by accounts managed by Farallon Capital Management, L.L.C. and 165,300 shares held by limited partnerships for which Farallon Partners, L.L.C. is the general partner. Farallon Capital Management, as the investment advisor to the managed accounts, may be deemed to have shared voting and investment power with respect to the 153,700 shares held by the managed accounts. Farallon Partners, L.L.C., as the general partner of the limited partnerships, may be deemed to have shared voting and investment power with respect to the 165,300 shares held by the limited partnerships. David I. Cohen, Joseph F. Downes, William F. Duhamel, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Thomas F. Steyer and Mark C. Wehrly, as managing members of both the general partner and the investment advisor, may be deemed to have shared voting and investment power with respect to all of such shares. Each of these persons and entities disclaims any beneficial ownership of any such shares. The address of each of these persons and entities is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 1325, San Francisco, California 94111.

        The information concerning Phillip Frost, M.D. is based upon a statement on Schedule 13G/A filed with the SEC on February 18, 2003. Dr. Frost shares voting and investment power with respect to all of the shares shown with Frost Gamma Limited Partnership, Frost Gamma Inc., Frost Nevada Limited Partnership and Frost Nevada Corporation. As the sole limited partner of Frost Gamma Limited Partnership and Frost Nevada Limited Partnership and the sole shareholder of Frost Gamma Inc. and Frost Nevada Corporation, Dr. Frost may be deemed to be the beneficial owner of the shares shown. Frost Gamma Inc. is the general partner of Frost Gamma Limited Partnership and Frost Nevada Corporation is the general partner of Frost Nevada Limited Partnership. Dr. Frost reports that record ownership of the shares shown may be transferred from time to time among any or all of the foregoing entities. The address of Dr. Frost is 4400 Biscayne Blvd., Miami, Florida 33137.

        The information concerning Gilder, Gagnon, Howe & Co., a broker-dealer registered under Section 15 of the Exchange Act, is based upon a statement on Schedule 13G filed with the SEC on February 15, 2000. The address of Gilder, Gagnon, Howe & Co is 1775 Broadway, 26th Floor, New York, New York 10019.

        The information concerning Michael Kakoyiannis is based upon a statement on Schedule 13G/A filed with the SEC on February 14, 2001 and subsequent Form 144 filings. The address of Mr. Kakoyiannis is 183 Cambridge Avenue, Garden City, New York 11530.

        The information concerning Earle I. Mack is based upon a statement on Schedule 13G filed with the SEC on January 12, 2001. The address of Mr. Mack is 370 West Passaic Street, Rochelle Park, New Jersey 07662.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for Future issuance under Equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,161,500	$4.54	2,180,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,161,500	$4.54	2,180,000

(1)
Consists of 1997, 1998, 1999 Incentive Stock Plan.

ITEM 13. Certain Relationships and Related Transactions

        MANAGEMENT AGREEMENT. We receive certain legal, accounting, tax and other services from Metromedia Company for which we pay to Metromedia Company an annual management fee. Stuart Subotnick, the Chairman of our Board of Directors, is a general partner of Metromedia

Company. For the year ended December 31, 2002, we paid Metromedia Company a management fee of $100,000 under the management agreement.

ITEM 14. Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

ITEM 15. Principal Accountant Fees and Services

        AUDIT FEES. The aggregate fees billed for professional services rendered for the audit of our annual financial statements by KPMG LLP, our principal accountant, for fiscal year 2002 and for the reviews of the financial statements included in our Forms 10-Q for fiscal year 2002 were $153,000 and the aggregate fees billed for those services during fiscal year 2001 were $131,500.

        AUDIT-RELATED FEES. There were no fees billed during either of the last two fiscal years by KPMG LLP for assurance or related services.

        TAX FEES. There were no fees billed during either of the last two fiscal years by KPMG LLP for professional services rendered for tax compliance, tax advice, or tax planning.

        ALL OTHER FEES. There were no other fees billed during either of the last two fiscal years for professional services rendered by KPMG LLP other than the audit fees set forth above.

        The Company's Audit Committee has not yet adopted/enacted pre-approval policies and procedures for audit and non-audit services. Therefore, the proxy disclosure does not include pre-approval policies and procedures and related information. The Company is early-adopting components of the proxy fee disclosure requirements; the requirement does not become effective until periodic annual filings for the first fiscal year ending after December 15, 2003.

PART IV

ITEM 16 Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statement, Financial Statement Schedules and Exhibits

1.    Financial Statements

2.    Financial Statement Schedules

        Schedule II- Valuation and Qualifying Accounts

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
10.7
Agreement and Plan of Merger, dated May 20, 1996, between Q Broadcasting, Inc. and Odyssey Communications, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-36449) ).
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
10.20
Asset Purchase Agreement, dated as of December 23, 2002, among the Company, Big City Radio-LA, L.L.C. and Entravision Communications Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-k filed on January 6, 2003).
10.21
Asset Purchase Agreement, dated as of December 30, 2002, by and among the Company, Big City Radio—NY, L.L.C. and Nassau Broadcasting Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-k filed on January 6, 2003).
10.22
Asset Purchase Agreement, dated as of December 31, 2002, among the Company, Big City Radio—CHI,L.L.C. and Spanish Broadcasting Systems of Illinois, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-k filed on January 6, 2003).
10.23
Asset Purchase Agreement, dated as of January 2, 2003, among the Company, Big City Radio—CHI,L.L.C. and HBC Illinois, Inc. (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-k filed on January 6, 2003).
10.24
Form of Time Brokerage Agreement, dated as of January 15, 2003, between Big City Radio—LA,L.L.C. and Entravision Communications Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k filed on January 6, 2003).
10.25
Time Brokerage Agreement dated as of December 31, 2002, between Spanish Broadcasting Systems of Illinois, Inc. and Big City Radio—CHI, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-k filed on January 6, 2003).
21.1	List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
24.1	Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
(b)
Reports on Form 8-K:

        The registrant filed a Current Report on Form 8-K on January 6, 2003, reporting the sale of stations properties.

        As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in East Rutherford, New Jersey, on this 28th day of March, 2003.

BIG CITY RADIO, INC.
By:	Name: Paul Thomson Title: Vice President, Chief Financial Officer and Treasurer

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

Signature	Title	Date

/s/ STUART SUBOTNICK Stuart Subotnick	Chairman of the Board of Directors	March 28, 2003
/s/ CHARLES M. FERNANDEZ Charles M. Fernandez	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ PAUL R. THOMSON Paul R. Thomson	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ ANITA SUBOTNICK Anita Subotnick	Director	March 28, 2003
/s/ SILVIA KESSEL Silvia Kessel	Executive Vice President and Director	March 28, 2003

/s/ DAVID A. PERSING David A. Persing	Executive Vice President, General Counsel, Secretary and Director	March 28, 2003
/s/ LEONARD L. WHITE Leonard L. White	Director	March 28, 2003
/s/ MICHAEL H. BOYER Michael H. Boyer	Director	March 28, 2003

CERTIFICATIONS

I, Charles M. Fernandez, Chief Executive Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Big City Radio, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ CHARLES M. FERNANDEZ Charles M. Fernandez Chief Executive Officer

CERTIFICATIONS

I, Paul R. Thomson, Chief Financial Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Big City Radio, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ PAUL R. THOMSON Paul R. Thomson Chief Financial Officer

SCHEDULE II

BIG CITY RADIO, INC.

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Purchases	Other Charges	Deductions/ Write-offs	Balance at End of Period
Allowances for doubtful accounts, etc. (deducted from current receivables):
Year ended December 31, 2000	$235,000	$796,000	$—	$(693,000)	$338,000
Year ended December 31, 2001	$338,000	$704,000	$—	$(584,000)	$458,000
Year ended December 31, 2002	$458,000	$488,000	$—	$(584,000)	$362,000

Exhibit Index

Exhibit No.	Description of Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of Big City Radio, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449) ).
3.2	Form of Amended and Restated Bylaws of Big City Radio, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
4.1	Specimen Class A Common Stock Certificate of Big City Radio, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
4.2	Indenture, dated as of March 17, 1998, among the Company, the Subsidiary Guarantors named therein and First Trust National Association as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
4.3	Form of 11 1/4% Senior Discount Note due 2005 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	Big City Radio, Inc. 1997 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
10.2	Big City Radio, Inc. 1998 Incentive Stock Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the May 12, 1998 Annual Meeting (File No. 001-13715)).
10.3	Employment Agreement, between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
10.4	Form of Employment Agreement, between Big City Radio, Inc. and Paul R. Thomson (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-36449) ).
10.5	Form of Employment Agreement, between Big City Radio, Inc. and Steven G. Blatter (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-36449) ).
10.6	Form of Employment Agreement, between Big City Radio, Inc. and Alan D. Kirschner (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-36449) ).
10.7	Agreement and Plan of Merger, dated May 20, 1996, between Q Broadcasting, Inc. and Odyssey Communications, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
10.8	Amended and Restated Credit Agreement between Big City Radio, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).
10.9	Form of Registration Rights Agreement between Big City Radio, Inc. and Michael Kakoyiannis (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-36449) ).
10.10	Form of Registration Rights Agreement between Big City Radio, Inc., Stuart Subotnick and Anita Subotnick (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-36449)).

10.11	Second Amended and Restated Credit Agreement, dated as of March 17, 1998, among the Company, the Subsidiary Guarantors named therein, the lenders named therein and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.12	Purchase Agreement, dated March 12, 1998, among the Company, the Subsidiary Guarantors named therein and Chase Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.13	Exchange and Registration Rights Agreement, dated as of March 17, 1998, among the Company, the Subsidiary Guarantors named therein and Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown Incorporated and ING Barings (U.S.) Securities, Inc. as initial purchasers (incorporated by reference to Exhibit 10.12 to the Company's annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.14	Asset Purchase Agreement, dated April 20, 1998, between the Company and Darrel Peters Productions, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 14, 1998).
10.15	Trade Agreement, dated April 20, 1998, between the Company and Darrel Peters Productions, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 14, 1998).
10.16	Promissory Note, dated May 8, 2001, between the Company and Stuart Subotnick.
10.17	Asset Purchase Agreement, dated September 4, 2001, between the Company and HBC Phoenix, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 15, 2001).
10.18	Assignment and Acceptance Agreement, dated October 12, 2001, between The Chase Manhattan Bank and UBS AG, Stamford Branch.
10.19	Third Amended and Restated Credit Agreement, dated October 12, 2001, among the Company, the several lenders from time to time parties hereto, and UBS AG, Stamford Branch.
10.20	Asset Purchase Agreement, dated as of December 23, 2002, among the Company, Big City Radio-LA, L.L.C. and Entravision Communications Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-k filed on January 6, 2003).
10.21	Asset Purchase Agreement, dated as of December 30, 2002, by and among the Company, Big City Radio—NY, L.L.C. and Nassau Broadcasting Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-k filed on January 6, 2003).
10.22	Asset Purchase Agreement, dated as of December 31, 2002, among the Company, Big City Radio—CHI,L.L.C. and Spanish Broadcasting Systems of Illinois, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-k filed on January 6, 2003).
10.23	Asset Purchase Agreement, dated as of January 2, 2003, among the Company, Big City Radio—CHI,L.L.C. and HBC Illinois, Inc. (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-k filed on January 6, 2003).
10.24	Form of Time Brokerage Agreement, dated as of January 15, 2003, between Big City Radio—LA,L.L.C. and Entravision Communications Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k filed on January 6, 2003).

10.25	Time Brokerage Agreement dated as of December 31, 2002, between Spanish Broadcasting Systems of Illinois, Inc. and Big City Radio—CHI, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-k filed on January 6, 2003).
21.1	List of Subsidiaries of Big City Radio, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
24.1	Power of Attorney (contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

QuickLinks

BIG CITY RADIO, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 TABLE OF CONTENTS
PART I
PART II
Possible Delisting of Big City Radio Class A Common Stock
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  ITEM 8. Financial Statements and Supplementary Data
BIG CITY RADIO, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
  Item 1. Financial Statements
BIG CITY RADIO, INC. Consolidated Balance Sheets
BIG CITY RADIO, INC. Consolidated Statements of Operations Years ended December 31, 2000, 2001 and 2002
BIG CITY RADIO, INC. Consolidated Statements of Cash Flows Years ended December 31, 2000, 2001 and 2002
BIG CITY RADIO, INC. Consolidated Statements of Stockholders' Equity (Deficiency) Years Ended December 31, 2000, 2001 and 2002
BIG CITY RADIO, INC. Notes to Consolidated Financial Statements December 31, 2001 and 2002
Consolidating Balance Sheet for the year ended December 31, 2001
Consolidating Balance Sheet for the year ended December 31, 2002
Consolidating Statement of Operations for the year ended December 31, 2000
Consolidating Statement of Operations for the year ended December 31, 2001
Consolidating for the year ended December 31, 2002
Consolidating Statement of Cash Flows for the year ended December 31, 2000
Consolidating Statement of Cash Flows for the year ended December 31, 2001
Consolidating Statement of Cash Flows for the year ended December 31, 2002
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 11. Executive Compensation
SUMMARY COMPENSATION TABLE
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
  ITEM 14. Controls and Procedures
  ITEM 15. Principal Accountant Fees and Services
PART IV
  ITEM 16 Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
  SCHEDULE II
BIG CITY RADIO, INC. Valuation and Qualifying Accounts
Exhibit Index