Form 10-Q
period 2003-03-31
BIG CITY RADIO INC
filed 2003-05-15
CIK 1046284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-13715

BIG CITY RADIO, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3790661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1888 Century Park East, Suite 212, Los Angeles, CA 90067
(Address and zip code of principal executive offices)

(310) 556-2489
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO  ☒

The number of shares of the registrant’s Class A common stock and Class B common stock outstanding as of April 25, 2003 was 6,226,817 and 8,250,458, respectively.

BIG CITY RADIO, INC.

PART 1 - FINANCIAL INFORMATION

Part 1 - Financial Information

Item 1. Financial Statements

BIG CITY RADIO, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$137,000	$732,000
Cash held in investment, restricted	1,072,000	1,085,000
Marketable securities	619,000	1,861,000
Accounts receivable, net of allowance of $226,000 and $362,000 in 2003 and 2002, respectively	443,000	1,997,000
Interest receivable	3,000	6,000
Assets held for sale	79,571,000	79,571,000
Prepaid expenses and other current assets	926,000	289,000
Total current assets	82,771,000	85,541,000
Property and equipment, net	340,000	376,000
Deferred financing fees, net	307,000	1,441,000
Other assets	165,000	170,000
Total assets	$83,583,000	$87,528,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,923,000	$883,000
Accrued expenses	970,000	1,644,000
Interest payable	21,081,000	15,983,000
Senior discount notes	174,000,000	174,000,000
Other current liabilities	72,000	74,000
Total current liabilities	198,046,000	192,584,000
Long-term liabilities:
Other long-term liabilities	292,000	301,000
Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value. Authorized 20,000,000 shares; zero shares issued and outstanding in 2003 and 2002	—	—
Common stock, Class A, $0.01 par value. Authorized 80,000,000 shares issued and outstanding 6,226,817 shares in 2003 and 2002	62,000	62,000
Common stock, Class B, $0.01 par value. Authorized 20,000,000 shares issued and outstanding 8,250,458 shares in 2003 and 2002	83,000	83,000
Additional paid-in capital	29,492,000	29,492,000
Other comprehensive loss	—	(8,000)
Accumulated deficit	(144,392,000)	(134,986,000)
	(114,755,000)	(105,357,000)
Total liabilities and stockholders’ equity (deficiency)	$83,583,000	$87,528,000

See accompanying notes to consolidated financial statements.

Big City Radio, Inc.

Consolidated Statements of Operations

Three months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
		(As Restated)
Net revenues	$—	$—

Operating expenses:
Corporate, general and administrative expenses	2,178,000	916,000
Depreciation and amortization	30,000	30,000
Total operating expenses	2,208,000	946,000
Operating loss from continuing operations	(2,208,000)	(946,000)

Other income:
Interest income	5,000	74,000
Other, net	46,000	16,000
Total other income	51,000	90,000

Loss from continuing operations before income taxes	(2,157,000)	(856,000)
Income tax expense, net	—	(8,631,000)
Loss from continuing operations	(2,157,000)	(9,487,000)
Discontinued operations:
Radio operations	(7,249,000)	(6,806,000)
Publishing operations	—	(213,000)
Loss from discontinued operations, including income tax expense of $500,000 in 2002	(7,249,000)	(7,019,000)
Net loss	$(9,406,000)	$(16,506,000)

Basic and diluted loss per share:
Loss from continuing operations	$(0.15)	$(0.66)
Loss from discontinued operations	(0.50)	(0.48)
Net loss	$(0.65)	$(1.14)

Weighted average shares outstanding	14,477,000	14,477,000

See accompanying notes to consolidated financial statements

BIG CITY RADIO, INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
		(As Restated)
Cash flows from operating activities:
Net loss from continuing operations	$(2,157,000)	$(9,487,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	30,000	30,000
Non cash change in other comprehensive loss	8,000	—
Deferred income taxes	—	8,631,000
Change in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	—	384,000
Interest receivable	3,000	3,000
Prepaid expenses and other current assets	(614,000)	(299,000)
Other assets	5,000	2,000
Increase (decrease) in liabilities:
Accounts payable	967,000	(20,000)
Accrued expenses	(273,000)	(451,000)
Other liabilities	(11,000)	(7,000)
Net cash used in operating activities	(2,042,000)	(1,214,000)

Cash flows from investing activities:
Sales of marketable securities	1,242,000	9,723,000
Decrease in cash held in restricted investment	13,000	12,000
Net cash provided by investing activities	1,255,000	9,735,000

Cash flows from financing activities	—	—
Cash provided by (used in) discontinued operations	192,000	(10,350,000)
Change in cash and cash equivalents	(595,000)	(1,829,000)
Cash and cash equivalents at beginning of period	732,000	3,194,000
Cash and cash equivalents at end of period	$137,000	$1,365,000

See accompanying notes to consolidated financial statements

BIG CITY RADIO, INC.

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

			Additional paid-in capital	Other comprehensive loss	Accumulated deficit	Total
	Common stock
	Shares	Amount

Balance at December 31,2002	14,477,275	$145,000	$29,492,000	$(8,000)	$(134,986,000)	$(105,357,000)
Unrealized income on marketable securities				8,000	—	8,000
Net loss	—	—	—	—	(9,406,000)	(9,406,000)
Total comprehensive loss	—	—	—	8,000	(9,406,000)	(9,398,000)

Balance at March 31, 2003	14,477,275	$145,000	$29,492,000	$—	$(144,392,000)	$(114,755,000)

See accompanying notes to consolidated financial statements.

BIG CITY RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   Organization, Business and Basis of Presentation

Big City Radio, Inc. (“Big City Radio” or the “Company”, formerly Odyssey Communications, Inc.) was incorporated in Delaware on August 2, 1994 and commenced operations on January 1, 1995. On May 30, 1996, Big City Radio merged with Q Broadcasting, Inc., with Big City Radio being the surviving company. Big City Radio and Q were owned 94% and 100%, respectively by Stuart and Anita Subotnick. Accordingly, the merger has been accounted for as a combination of entities under common control. As a result, the combination of Big City Radio and Q was effected utilizing historical costs. At the date of conversion from S Corporation status to C Corporation status, the Company formed five wholly owned subsidiaries, Big City Radio - LA, LLC; Big City Radio - NYC, LLC; Big City Radio - CHI, LLC; WRKL Rockland Radio, LLC; and Odyssey Traveling Billboards, Inc.

The Company owns and operates radio broadcasting stations.  As of March 31, 2003, the Company owned three FM stations in Southern California, KLYY-FM, Arcadia, KVYY-FM, Ventura and KSYY-FM, Fallbrook. In the New York area, the Company owned four radio properties, WYNY-FM, Briarcliff Manor, New York, WWZY-FM, Long Branch, New Jersey, WWXY-FM, Hampton Bays, New York and WWYY-FM, Belvidire, New Jersey. In the Chicago area, the Company owned five radio properties, WXXY-FM Highland Park, Illinois, WYXX-FM Morris, Illinois, WKIE-FM Arlington Heights, Illinois, WKIF-FM Kankakee, Illinois, and WDEK-FM DeKalb, Illinois. Big City Radio is seeking to sell all of its radio stations in an auction process that it announced on November 4, 2002.  Between December 24, 2002 and January 2, 2003, Big City Radio signed four, separate definitive asset purchase agreements to sell eleven of its twelve FCC FM licenses. Big City Radio is selling these radio stations to raise the funds necessary to pay all principal of, and accrued and unpaid interest on, its 11 1/4% senior discount notes due 2005. Noteholders have accelerated payment of the senior notes as a result of defaults by Big City Radio under these notes. Three of these transactions have closed subsequent to March 31, 2003 (see note 8). As discussed in note 6, the radio station operations have been treated as discontinued operations.

The Company owns HIH Acquisition, Inc. (“HIH”) which owns the TodoAhora.com website, and also in turn owns United Publishers of Florida, Inc., (“UPF”) which published the Hispanic music trade magazine, “Disco,” operated a graphic design business, and owns the LatinMusicTrends.com website. In response to the continued downturn in the music industry advertising marketplace, during December 2001 the Company ceased its internet operations, and during June 2002 the Company ceased the operation of UPF, and wrote-off the remaining $108,000 of goodwill associated with UPF. As discussed in Note 6, the Company has treated these operations as discontinued operations. The Company also owns Independent Radio Reps, LLC (“IRR”), an in-house rep firm to represent it in generating national Hispanic radio business. As a result of the proposed sales of the radio stations detailed above, IRR ceased operations during the quarter ended March 31, 2003.

The accompanying consolidated financial statements include the accounts of Big City Radio and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. As a result of the Company’s decisions during 2002 to close down publishing operations and to sell the radio stations, the publishing and radio station operations of the Company have been presented as discontinued operations (see note 6).

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

The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).  In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002 have been included.  The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

On January 1, 2002, the Company adopted the provisions of SFAS 142 and stopped amortizing its FCC broadcast licenses as these intangible assets were determined to have an indefinite useful life. Accordingly, deferred tax liabilities related to these intangible assets could no longer be utilized to support the realization of deferred tax benefits. The Company has restated its quarterly results to record an additional deferred tax valuation allowance of approximately $8.6 million during the quarter ended March 31, 2002 and additional tax expense relating to the increase in the deferred tax liability of approximately $0.5 million during the quarters ended March 31, 2002, June 30, 2002, September 30, 2002. Furthermore, the March 31, 2002 quarterly information has been restated to reflect the reclassification of the Company’s radio station and publishing assets as discontinued operations (see note 6).

2.                   Earnings per Share

Basic earnings per share excludes all dilutive securities.  It is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock.  In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists.  For  the three months ended March 31, 2003 and 2002, the Company had losses from continuing operations.  The Company had antidilutive options amounting to 1,313,000 and 1,835,000 at March 31, 2003 and 2002, respectively, which were not included in the computation of diluted EPS. In addition, if an acquisition by any person, group of affiliated persons or entity of all of the stock of the Company or of all or substantially all of the assets of the Company occurs on or prior to November 1, 2004 at a price of at least $4.00 per share of Class A Common Stock, the former stockholders of HIH will be entitled to receive 600,000 shares of the Company’s Class A Common Stock.

3.                   Accounting for Stock Options

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and disclosure for employee stock grants made in 1995, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

For the three months ended March 31, 2002 and 2003, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	Three months Ended March 31,
	2003	2002
Net loss:
As reported	$(9,406,000)	$(16,506,000)
Stock based compensation expense determined under fair value based method for all awards	(898,000)	(1,080,000)
Pro forma	$(10,304,000)	$(17,586,000)
Loss per share:
As reported	$(0.65)	$(1.14)
Pro forma	$(0.71)	$(1.21)

4.                   Recent Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

In accordance with SFAS No.142, the Company discontinued the amortization of goodwill and intangible assets (comprised solely of broadcast license) effective January 1, 2002.  During the quarter ended March 31, 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, the Company ceased the operation of UPF, and wrote off the remaining $108,000 of goodwill associated with UPF. During the fourth quarter of 2002, the Company made the decision to sell its broadcast licenses. In accordance with SFAS No.144, these licenses are reported as assets held for sale. The Company compared the licenses’ carrying value to their fair value, less the estimated cost to sell them. This review of the carrying value of its intangible assets resulted in a charge of $630,000 relating to the impairment in value of some of its FCC broadcast licenses. As of March 31, 2003 and December 31, 2002, the Company has no remaining un-amortized goodwill, and the carrying amount of unamortized intangible assets are as follows:

	March 31, 2003	December 31, 2002
Broadcast licenses	$76,325,000	$76,325,000

As discussed more fully in note 6, the Broadcast licenses above relate to the radio stations to be sold. Therefore, these assets are reported as assets held for sale at March 31, 2003 and December 31, 2002.

Accounting for Costs Associated with Exit and Disposal Activities

In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”).

The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, a commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.

The Company is required to adopt SFAS 146 on exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has adopted SFAS No. 146 in relation to exit and disposal activities initiated after September 30, 2002.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.

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

Consolidation of Variable Interest Entities

In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur.  FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved.  In addition, FIN 46 contains detailed disclosure requirements.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Management expects the application of this interpretation will not have a material effect on the Company’s consolidated financial statements.

5.                   Senior Discount Notes

Offering of Senior Discount Notes

The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, of 11.25% Senior Discount Notes due 2005 (the “Notes”) on March 17, 1998 (the “Notes Offering”), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.6 million to repay outstanding indebtedness under its previous credit facility.  The Company has used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and the remaining proceeds were used for general working capital purposes.  On March 15, 2001, the Notes commenced accruing cash interest at 11.25% per annum. Semi-annual cash interest payments of $9.8 million commenced on September 15, 2001. (For a discussion of the Company’s current liquidity issues, including events of default under the Indenture governing the Notes and the acceleration of the principal of and interest on the Notes, see note 8 below.)

Subsidiary Guarantors

Pursuant to the terms of the indenture relating to the Notes (the “Indenture”), the direct subsidiaries of Big City Radio, Inc.– consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C. (collectively, the “Subsidiary Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

All of the then existing Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the “Station Subsidiaries”), were created in December 1997 as special purpose Delaware limited liability companies formed for the sole purpose of holding the Company’s Federal Communications Commission (“FCC”) radio licenses.  The operating agreements for the Station Subsidiaries limit the activities of these companies to owning the FCC radio licenses.  Odyssey Traveling Billboards, Inc. owns and operates certain vehicles used to advertise for the Company’s radio stations.  Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey Traveling Billboards, Inc. is similarly a special purpose corporation with no income and only expenses.

The covenants in the Notes and the Indenture do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

Accordingly, set forth below is certain condensed consolidating and consolidated financial information for the parent company, Big City Radio, Inc. and for the Subsidiary Guarantors, with consolidation adjustments, as of March 31, 2003 and for the three months ended March 31, 2002 and 2003.

Consolidating Balance Sheet

As of March 31, 2003

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$756,000	$—	$756,000	$—	$756,000
Cash held in investment, restricted	1,072,000	—	1,072,000	—	1,072,000
Accounts receivable, net of allowance	443,000	—	443,000	—	443,000
Interest receivable	3,000	—	3,000	—	3,000
Assets held for sale	3,246,000	76,325,000	79,571,000	—	79,571,000
Prepaid expenses and other current assets	926,000	—	926,000	—	926,000
Total current assets	6,446,000	76,325,000	82,771,000	—	82,771,000
Property and equipment, net	340,000	—	340,000	—	340,000
Investment in, and advances to subsidiaries	76,325,000	—	76,325,000	(76,325,000)	—
Deferred financing fees, net	307,000	—	307,000	—	307,000
Other assets	165,000	—	165,000	—	165,000
Total assets	$83,583,000	$76,325,000	$159,908,000	$(76,325,000)	$83,583,000

Liabilities and stockholders’ equity (deficiency)
Accounts payable	$1,923,000	$—	$1,923,000	$—	$1,923,000
Accrued expenses	970,000	—	970,000	—	970,000
Senior discount notes	174,000,000	—	174,000,000	—	174,000,000
Interest payable	21,081,000	—	21,081,000	—	21,081,000
Other current liabilities	72,000	—	72,000	—	72,000
Total current liabilities	198,046,000	—	198,046,000	—	198,046,000

Long-term liabilities
Other long-term liabilities	292,000	—	292,000	—	292,000
Intercompany balances	—	88,558,000	88,558,000	(88,558,000)	—
Total long-term liabilities	292,000	88,558,000	88,850,000	(88,558,000)	292,000
Stockholders’ equity (deficiency)
Preferred and common stock, and additional paid-in capital	29,637,000	—	29,637,000	—	29,637,000
Accumulated deficit	(144,392,000)	(12,233,000)	(156,625,000)	12,233,000	(144,392,000)
Total liabilities and stockholders’ equity (deficiency	$83,583,000	$76,325,000	$159,908,000	$(76,325,000)	$83,583,000

Consolidating Statement of Operations for the three months ended March 31, 2002

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$—

Operating expenses:
Corporate, general and administrative expense	916,000	—	916,000	—	916,000
Depreciation and amortization	30,000	—	30,000	—	30,000
Total operating expenses..	946,000	—	946,000	—	946,000
Operating loss	(946,000)	—	(946,000)	—	(946,000)

Other income (expenses):
Interest income	74,000	—	74,000	—	74,000
Other, net	16,000	—	16,000	—	16,000
Total other expenses	90,000	—	90,000	—	90,000

Loss before income tax expense, and equity in losses of Subsidiary Guarantors	(856,000)	—	(856,000)	—	(856,000)
Income tax expense, net	(8,631,000)	—	(8,631,000)	—	(8,631,000)
Loss before equity in losses of Subsidiary Guarantors	(9,487,000)	—	(9,487,000)	—	(9,487,000)
Equity in net losses of Subsidiary Guarantors	—	—	—	—	—
Loss on discontinued operations	(7,019,000)	—	(7,019,000)	—	(7,019,000)
Net loss	$(16,506,000)	$—	$(16,506,000)	$—	$(16,506,000)

Consolidating Statement of Operations for the three months ended March 31, 2003

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$—

Operating expenses:
Corporate, general and administrative expenses	2,178,000	—	2,178,000	—	2,178,000
Depreciation and amortization	30,000	—	30,000	—	30,000
Total operating expenses.	2,208,000	—	2,208,000	—	2,208,000
Operating loss	(2,208,000)	—	(2,208,000)	—	(2,208,000)

Other income (expenses):
Interest income	5,000	—	5,000	—	5,000
Other, net	46,000	—	46,000	—	46,000
Total other income	51,000	—	51,000	—	51,000

Loss before income tax expense, and equity in losses of Subsidiary Guarantors	(2,157,000)	—	(2,157,000)	—	(2,157,000)
Income tax expense, net	—	—	—	—	—
Loss before equity in losses of Subsidiary Guarantors	(2,157,000)	—	(2,157,000)	—	(2,157,000)
Equity in net losses of Subsidiary Guarantors	—	—	—	—	—
Loss on discontinued operations	(7,249,000)	—	(7,249,000)	—	(7,249,000)
Net loss	(9,406,000)	—	(9,406,000)	—	(9,406,000)

Consolidating Statement of Cash Flows for the three months ended March 31, 2002

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net cash used in operating activities	$(1,214,000)	$—	$(1,214,000)	$—	$(1,214,000)
Cash flows from investing activities:
Sales of marketable securities	9,723,000	—	9,723,000	—	9,723,000
Decrease in cash held in restricted investment	12,000	—	12,000	—	12,000
Net cash provided by investing activities	9,735,000	—	9,735,000	—	9,735,000
Net cash provided by financing activities	—	—	—	—	—
Cash flows used in discontinuing operations.	(10,350,000)	—	(10,350,000)	—	(10,350,000)
Change in cash and cash equivalents	(1,829,000)	—	(1,829,000)	—	(1,829,000)
Cash and cash equivalents at beginning of year	3,194,000	—	3,194,000	—	3,194,000
Cash and cash equivalents at end of period	$1,365,000	$—	$1,365,000	$—	$1,365,000

Consolidating Statement of Cash Flows for the three months ended March 31, 2003

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net cash used in operating activities	$(2,042,000)	$—	$(2,042,000)	$—	$(2,042,000)
Cash flows from investing activities:
Sales of marketable securities	1,242,000	—	1,242,000	—	1,242,000
Decrease in cash held in restricted investment	13,000	—	13,000	—	13,000
Net cash provided by investing activities	1,255,000	—	1,255,000	—	1,255,000
Net cash provided by financing activities	—	—	—	—	—
Cash flows provided by discontinuing operations	192,000	—	192,000	—	192,000
Change in cash and cash equivalents	(595,000)	—	(595,000)	—	(595,000)
Cash and cash equivalents at beginning of year	732,000	—	732,000	—	732,000
Cash and cash equivalents at end of period	$137,000	$—	$137,000	$—	$137,000

This summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company.  The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

6.                   Discontinued Operations

As described more fully in Note 7, on November 4, 2002, Big City Radio announced its intention to undertake an auction sale of all of its radio stations. This auction process has, to date, resulted in the asset disposition transactions detailed below, which will result in the sale of eleven of the twelve FCC licenses owned by the Company. Its radio station operations have been presented as discontinued operations. The Company’s consolidated financial statements for all periods presented have been adjusted to reflect the radio station operations as discontinued operations in accordance with SFAS No.144.

Summarized financial information for the discontinued radio operations is as follows:

Radio operations

	March 31, 2003	December 31, 2002
Property and equipment, net	$3,246,000	$3,246,000
Intangibles, net	76,325,000	76,325,000
Net assets - discontinued radio operations	$79,571,000	$79,571,000

	For the three months ended March 31,
	2003	2002

Gross revenues	$1,171,000	$3,620,000
Less commissions and fees	28,000	291,000
Net revenues	1,143,000	3,329,000
Operating expenses:
Stations operating expenses, excluding depreciation and amortization	2,275,000	4,205,000
Depreciation and amortization	6,000	367,000
Total operating expenses	2,281,000	4,572,000
Operating loss from discontinued operations	(1,138,000)	(1,243,000)
Other income (expenses):
Interest expense	(6,236,000)	(4,992,000)
Other, net	125,000	(71,000)
Total other expense	(6,111,000)	(5,063,000)
Loss before income tax	(7,249,000)	(6,306,000)
Income tax expense	—	500,000
Loss from discontinued operations	$(7,249,000)	$(6,806,000)

At March 31, 2003 and December 31, 2002,  the Company’s property and equipment and intangible assets from the discontinued operations were reported as assets held for sale.

On December 23, 2002, the Company entered into an asset purchase agreement to sell its radio stations KLYY-FM Arcadia, California, KSYY-FM Fallbrook, California and KVYY-FM Ventura, California to Entravision Communications Corporation for a combined purchase consideration of $100 million in cash and 3,766,478 shares of Entravision’s Class A Common Stock. This sale was completed on April 16, 2003. On January 15, 2003, Entravision and Big City Radio entered into a time brokerage agreement following clearance of the asset sale under federal antitrust law. Under the agreement, Entravision provided programming and related services to the stations it purchased from Big City Radio through the date of completion of the asset sale.  In addition Entravision is entitled to revenue and responsible for certain operating expenses.  The Company has recorded the fee received related to the time brokerage agreement as revenue.

On December 30, 2002, the Company entered into an asset purchase agreement to sell its radio stations WYNY-FM Briarcliff Manor, New York, WWXY-FM Hampton Bays, New York, WWYY-FM Belvidere, New Jersey and WWZY-FM Long Branch, New Jersey to Nassau Broadcasting Holdings, Inc. for a total consideration of $43 million in cash. This sale was completed on April 2, 2003.

On December 31, 2002, the Company entered into an asset purchase agreement to sell its radio stations WDEK-FM DeKalb, Illinois, WKIE-FM Arlington Heights, Illinois and WKIF-FM Kankakee, Illinois to Spanish Broadcasting Systems, Inc. (SBS) for a total consideration of $22 million in cash. This sale was completed on April 4, 2003. On December 31, 2002, SBS and Big City Radio entered into a time brokerage agreement. Under the agreement, SBS provided programming and related services to the stations it purchased from Big City Radio through the date of completion of the asset sale.  In addition SBS is entitled to revenue and responsible for certain operating expenses.  The Company has recorded the fee received related to the time brokerage agreement as revenue.

On January 2, 2003, the Company entered into an asset purchase agreement to sell its radio station WXXY-FM Highland Park, Illinois to Hispanic Broadcasting Corporation (HBC) for a total consideration of $32.875 million in cash. The sale is subject to initial FCC approval for the assignment of the FCC licenses. On January 10, 2003, HBC and Big City Radio entered into a time brokerage agreement. Under the agreement, HBC is providing programming and related services to the stations it is purchasing from Big City Radio until the asset sale is completed or the asset purchase agreement is terminated.  In addition HBC is entitled to revenue and responsible for certain operating expenses.  The Company has recorded the fee received related to the time brokerage agreement as revenue.  On May 2, 2003, the Company and HBC amended these agreements resulting in the sale, on that date, of certain non-license assets used in the operation of the radio station. On this date, HBC paid $29.875 million to Big City Radio. The transfer of the license assets remain subject to initial FCC approval for the assignment of the FCC licenses. Under the terms of the Second Amendment, the remaining $3 million will be paid on the earlier of (i) the date of receipt of initial FCC approval of the transfer of the FCC station license to HBC, or (ii) if HBC has not assigned the Agreement to an unaffiliated third party prior to the eighteenth month anniversary date of the Second Amendment, then the eighteenth month date.

During June 2002, the Company discontinued the operation of United Publishing of Florida (UPF) (which was comprised solely of publishing operations), and wrote-off the remaining $108,000 of goodwill associated with its acquisition. The decision to terminate publishing operations was made in response to the continued downturn in the music industry advertising marketplace. As UPF’s publishing operation represented the only publishing operations of Big City Radio, Inc., the Company’s consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No.144.

Summarized financial information for the discontinued publishing operations is as follows:

	Three Months Ended March 31,
Publishing operations	2003	2002

Net revenues	$—	$86,000
Operating expenses	—	299,000
Loss from discontinued operations	$—	$(213,000)

The following table summarizes the cash flow information from the discontinued radio and publishing operations:

	For the three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss from discontinued operations	$(7,249,000)	$(7,019,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,000	373,000
Deferred income tax expense	—	500,000
Non cash interest	1,131,000	163,000
Loss on disposal of fixed assets	—	28,000
Changes in operating assets and liabilities, net of acquisitions: (Increase) decrease in assets:
Accounts receivable	1,551,000	606,000
Prepaid expenses and other current assets	(20,000)	(46,000)
Increase (decrease) in liabilities:
Accounts payable	73,000	(26,000)
Interest payable	5,098,000	(4,961,000)
Other liabilities	(401,000)	(154,000)
Net cash provided by (used in) operating activities	192,000	(10,536,000)
Cash flows from investing activities:
Purchase of property and equipment	—	(109,000)
Cash received for disposal of fixed assets	—	295,000
Net cash provided by investing activities	—	186,000
Cash flow from financing activities	—	—
Cash provided by (used in) discontinued operations	$192,000	$(10,350,000)

7.  Liquidity and Going Concern

As is described more fully below, events of default exist under the Indenture governing Big City Radio’s Notes and Big City Radio has entered into a Forbearance Agreement with the holders of approximately $128 million principal amount at maturity of the Notes, although the Forbearance Agreement will not prevent the trustee under the Indenture or note-holders that are not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein.

Since its inception, Big City Radio has incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. As of March 31, 2003, Big City Radio had incurred a cumulative cash flow deficit of approximately $165 million and a cumulative net loss of approximately $144 million. Subsequent to March 31, 2003, the Company completed three of four planned asset sale transactions, and also amended the fourth transaction to sell certain non-license assets (see note 8). As a result of these transactions, the Company has sold the majority of its operating assets. The Company continues to own one radio station subject to an asset purchase agreement, and one radio station not subject to an asset purchase agreement in Morris, Illinois. The Company remains a party to certain contracts formerly used in the operations of the sold radio stations which were not assumed by the purchasers of its radio properties. Furthermore, also as a result of the completed and pending asset sales, the Company has Federal and State income tax liabilities of approximately $9 million, and members of management may be entitled to  payments up to approximately $2.2 million. As a result, Big City expects to generate net losses for the foreseeable future.

As a result of these factors, Big City Radio has met its working capital needs primarily through borrowings, including loans from Big City Radio’s principal stockholders, Stuart and Anita Subotnick, loans under credit facilities, and proceeds from the issuance of the senior notes in March 1998. Since October 31, 2001, Big City Radio has met its working capital needs primarily from the proceeds of the sale of Big City Radio’s Phoenix radio stations which it completed on that date.

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

Cash interest commenced accruing on the senior notes on March 15, 2001 and semi-annual cash interest payments of $9,800,000 commenced on September 15, 2001. Big City Radio failed to make the initial semi-annual interest payment when due on September 15, 2001. In order to obtain the funds to make this payment within the 30-day grace period provided under the indenture, Big City Radio obtained a bridge loan in the amount of $15,000,000 by the assignment of Big City Radio’s revolving credit facility from the lender thereunder to a new lender. The bridge loan was secured to the same extent as the revolving credit facility and bore interest at the rate of LIBOR plus 3.0%, or a base rate plus 2.0%, at the option of Big City Radio. Big City Radio used the net proceeds of the bridge loan to pay the semi-annual interest on the senior notes due on September 15, 2001, together with applicable additional interest thereon, and to repay $2,235,000 of principal indebtedness and $51,000 of interest incurred under the promissory note issued to Mr. Subotnick in May 2001. Big City Radio repaid the bridge loan on October 31, 2001 with a portion of the proceeds from the sale of the Phoenix radio station properties, as discussed below. Big City Radio currently does not have a credit facility.

On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34,000,000. The indenture governing the senior notes permits Big City Radio to reinvest the approximately $18,000,000 of proceeds which remained from the sale of the Phoenix stations after the repayment of the bridge loan in broadcast assets for a period up to one year from the date of these asset sales. Thereafter, any net proceeds that are not timely reinvested in broadcast assets must be used to make an offer to repurchase senior notes. As described above, Big City Radio used a portion of the proceeds to repay indebtedness under the bridge loan and to fund the semi-annual interest payment due on the senior notes on March 15, 2002. Big City Radio has been using the remaining proceeds to fund its ongoing operations, and has not reinvested such proceeds in broadcast assets. Big City Radio did not made the required offer to repurchase senior notes, because it did not have sufficient cash resources to consummate such an offer. Its failure to make an offer to repurchase constitutes an event of default under the indenture.

The Company failed to make the semi-annual interest payment of $9,800,000 due on the senior notes on September 15, 2002. Big City Radio’s cash resources were insufficient to enable Big City Radio to make the semi-annual interest payment within the 30-day grace period provided under the indenture. The grace period expired on October 15, 2002, thereby resulting in an additional event of default under the indenture. On October 17, 2002, pursuant to the indenture, holders of the senior notes delivered an acceleration notice to Big City Radio declaring notice to Big City Radio declaring the principal and interest on all of the senior notes to be immediately due and payable.

In light of these developments, the Company evaluated its strategic alternatives and the most efficient use of its capital. On November 4, 2002, Big City Radio announced it had retained Jorgenson Broadcast Brokerage to market and conduct an auction sale of all of Big City Radio’s radio stations.

On November 13, 2002, Big City Radio, and the holders of approximately $128,000,000 in principal amount of the senior notes acting through an ad hoc committee of noteholders, entered into a forbearance agreement. Under the forbearance agreement, the signatory noteholders agreed to forebear, through January 31, 2003 (later extended to March 31, 2003 and subsequently to April 30, 2003), from taking, initiating or continuing any action to enforce the Company’s payment obligations under the senior notes, including, without limitation, any involuntary bankruptcy filing against the Company, or against any property, officers, directors, employees or agents of the Company to collect on or enforce payment of any indebtedness or obligations, or to otherwise assert  any claims or causes of action seeking payment under the senior notes, in each case arising under or relating to the payment default or the default arising from the failure to make the required offer to repurchase senior notes or other existing defaults known to the signatory noteholders as of November 13, 2002. Under the forbearance agreement, the Company agreed to conduct the auction of its radio stations in a good faith manner designed to sell the assets as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. If signatory noteholders reasonably believe that the Company is not conducting the auction process in good faith or is not operating or managing the business and financial affairs of the Company in good faith in the ordinary course and consistent with past practices, they may notify the Company in writing and may elect to terminate the forbearance agreement. The Company further has agreed not to pay, discharge or satisfy any liability or obligation except for obligations reflected on the Company’s balance sheet as of December 31, 2001 or incurred in the ordinary course since that date which are paid, discharged or satisfied for fair and equivalent valued in the ordinary course of business and consistent with past practices. The forbearance agreement will not prevent the trustee under the indenture or noteholders that are not parties to the forbearance agreement from pursuing remedies under the indenture.

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

In addition, the forbearance agreement provides that it will automatically terminate upon the filing of a voluntary or involuntary petition under the insolvency or bankruptcy laws of the United States or any state with respect to Big City Radio, except that, upon the filing of an involuntary bankruptcy petition by unaffiliated, arm’s length creditors, Big City Radio will have a period of ten days to obtain the dismissal or withdrawal of such a petition before the forbearance agreement terminates as a result of the filing. In March 2003, a second amendment to the forbearance agreement was signed extending the forbearance period through and including April 30, 2003. Although Big City Radio and the signatory noteholders have discussed a further extension of the forbearance period, no such extension has been executed and the Company cannot provide any assurances that a further extension will be forthcoming. Accordingly, the signatory noteholders are presently able to exercise any and all remedies under the Indenture governing the Notes.

Between December 23, 2002 and January 2, 2003, Big City Radio signed asset purchase agreements to sell eleven of the twelve FCC radio stations that it owns. Following the completion of each of three of these asset purchase agreements in April 2003 and the amendment of the fourth asset purchase agreement in May 2003 to permit the transfer of non-license assets in exchange for an initial payment of $29.875 million, the Company has received gross cash proceeds of approximately $194,900,000 and 3,766,478 shares of Entravision Communications Corporation’s Class A Common Stock. Under the senior notes forbearance agreement described above, Big City Radio is obligated to apply the net proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. To date, payments totaling $189.9 million have been made to the trustee for the bondholders by Big City. Approximately $5.5 million was outstanding on the senior notes as of May 2, 2003.

Big City will apply any remaining net proceeds from the asset sales, together with its other liquidity sources, to pay the remaining outstanding balance on the Notes and to expenses relating to the asset sales, including employee severance and change in control amounts, tax liabilities and expenses associated with termination of contracts not assumed by the buyers, as well as trade payables and other operating expenses.

If Big City Radio completes its pending station sale and sells the sole station that is not subject to a binding purchase agreement as of this date, it will have disposed of substantially all of its operating properties. Its principal sources of liquidity will then consist of cash on hand, including any remaining proceeds of the station sales, and amounts earned on the investment of such cash, and collections of trade receivables, which amounted to $443,000 as of March 31, 2003. Big City Radio also may seek to obtain additional liquidity by selling shares of the Entravision Class A common stock it received upon completion of the Los Angeles radio stations asset sale although no determination has been made at the present with respect to the Entravision shares. Assuming the closing of its pending station sales, Big City Radio believes that these liquidity sources will be sufficient to meet its short-term cash needs. The amount and nature of Big City Radio’s long-term liquidity needs will depend on, among other things, a decision by the board of directors regarding future operations, if any, of Big City Radio.

8. Subsequent Events

On April 2, 2003, the Company completed the sale of its four New York area radio stations to Nassau Broadcasting Holdings, Inc. for $43.0 million in cash.   The Company applied $42.5 million of the proceeds to pay down the principal amount of the senior notes and its unpaid interest.

On April 4, 2003, the Company completed the sale of radio stations WDEK-FM (licensed to De Kalb, Illinois), WKIE-FM (licensed to Arlington Heights, Illinois) and WKIF-FM (licensed to Kankakee, Illinois) to Spanish Broadcasting System of Illinois, Inc., for  $22.1 million in cash.  The Company applied  $ 21.5 million of the proceeds to pay down the principal amount of the senior notes and its unpaid interest.

On April 16, 2003 the Company completed the sale of its three FM radio stations (KSSC-FM, KSSD-FM and KSSE-FM) serving the greater Los Angeles market to Entravision Communications Corporation for $100 million in cash and 3.77 million shares of Entravision’s Class A Common Stock. The Company applied  $96.5 million of the proceeds to pay down the principal amount of the senior notes and its unpaid interest.

On May 2, 2003, the Company and HBC signed (i) a Second Amendment to the Asset Purchase Agreement dated January 2, 2003 (as amended by the First Amendment to Asset Purchase Agreement dated as of January 10, 2003), and (ii) an Amended and Restated Time Brokerage Agreement. On this date, Big City transferred non-license assets used in the operation of the radio station to HBC in return for an initial payment of $29.875 million. Under the terms of the Second Amendment, the remaining $3 million will be paid on the earlier of (i) the date of receipt of initial FCC approval of the transfer of the FCC station license to HBC, or (ii) if HBC has not assigned the Agreement to an unaffiliated third party prior to the eighteen month anniversary date of the Second Amendment, then the eighteenth month date. On May 2, 2003, the Company applied  $29.4 million of the proceeds to pay down the principal amount of the senior notes and its unpaid interest.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below under this caption constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  See “Special Note Regarding Forward-Looking Statements” for a discussion of considerations relating to such statements.

Recent Developments

Since its inception, Big City Radio has incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. As of March 31, 2003, Big City Radio had incurred a cumulative cash flow deficit of approximately $165 million and a cumulative net loss of approximately $144 million.

Big City Radio is seeking to sell all of its radio stations in an auction process that it announced on November 4, 2002.  Between December 24, 2002 and January 2, 2003, Big City Radio signed four separate definitive asset purchase agreements to sell eleven of its twelve FCC FM licenses. Big City Radio entered into these agreement to raise the funds necessary to pay all principal of, and accrued and unpaid interest on, its 11 1/4% Senior Discount Notes (“the senior notes”) due 2005. Noteholders have accelerated payment of the senior notes as a result of defaults by Big City Radio under these notes. None of these transactions was conditioned on the completion of any other transaction. In April 2003, the Company completed the sale of all of the stations that were governed by these agreements, other than radio station WXXY-FM Highland Park, Illinois, which is to be sold to Hispanic Broadcasting Corporation (HBC) for a total consideration of $32.875 million in cash. The Company has amended its agreement with HBC, which has paid $29.875 million to the Company. The remaining $3 million will be paid on the earlier of (i) the date of receipt of initial FCC approval of the transfer of the FCC station license to HBC, or (ii) if HBC has not assigned the Agreement to an unaffiliated third party prior to the eighteen month anniversary date of the Second Amendment, then the eighteenth month date.

Big City Radio’s board of directors has unanimously approved the asset sales and determined that the sales are in the best interests of Big City Radio and its stockholders and creditors.  Big City Radio also  obtained stockholder approval of the asset sales by the written consent of the holders of a majority of the voting power of Big City Radio common stock in accordance with the requirements of Delaware law and Big City Radio’s certificate of incorporation. As is described more fully below, events of default exist under the Indenture governing the Company’s Notes and the Company has entered into a Forbearance Agreement with the holders of approximately $128 million principal amount at maturity of the Notes, although the Forbearance Agreement will not prevent the trustee under the Indenture or note-holders that are not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein, including an involuntary bankruptcy filing. Big City Radio and the noteholders executed an amendment to the forbearance agreement as of January 14, 2003, in which the expiration date of the forbearance period was extended from January 31, 2003 through and including March 31, 2003. A second amendment to the forbearance agreement was signed extending the forbearance period through and including April 30, 2003. Although Big City Radio and the signatory noteholders have discussed a further extension of the forbearance period, no such extension has been executed and the Company cannot provide any assurances that a further extension will be forthcoming. Accordingly, the signatory noteholders are presently able to exercise any and all remedies under the Indenture governing the Notes, including an involuntary bankruptcy filing.

No assurances can be provided that the Company will be successful in selling the remaining stations at all or selling the stations at prices sufficient to pay the remaining principal and interest on the Notes. In the absence of successful sales, the Company will consider other strategic alternatives including filing for protection under the United States bankruptcy code. In addition, because an event of default exists under the Company’s Indenture, the Company could also be subject to an involuntary filing under the bankruptcy code.

Commencing in 2002, Big City Radio’s Class A Common Stock, which is listed on the American Stock Exchange, was subject to a listing review and related proceedings by the Exchange.

Under the Exchange’s requirements as communicated to Big City Radio in connection with these proceedings, Big City Radio’s Class A common stock remains subject to delisting due to the fact that after the completion of the auction sale of its radio station properties, Big City Radio would not retain any of its existing assets and, for a period of time, may not continue to be an operating company. Moreover, if Big City Radio  does not satisfy the Exchange’s requirements, its Class A common stock may be subject to delisting. If the Exchange delists Big City Radio’s Class A Common Stock, the liquidity and the market price of its Class A Common Stock would be adversely affected. In light of the number and complexity of the issues facing the Company noted above, the Company cannot give any assurance that the Class A Common Stock will not be delisted.

General

Throughout the periods presented in this quarterly report on Form 10-Q, Big City Radio owned and operated radio stations in three of the largest radio markets in the United States. Big City Radio’s radio broadcast properties are located in or adjacent to major metropolitan markets and utilize innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into successful metropolitan radio stations.

Big City Radio’s financial results are dependent on a number of factors, including the general strength of the local and national economies, local market competition, the relative efficiency and effectiveness of radio broadcasting compared to other advertising media, governmental regulation and policies, and Big City Radio’s ability to provide popular programming.

Big City Radio’s primary source of revenue is the sale of advertising. Each station’s total revenue is determined by the number of advertisements aired by the station and the advertising rates that the station is able to charge. Until it discontinued its publishing operations in June 2002, Big City Radio derived publishing revenues principally from the sale of advertising announcements and from contract graphic design projects.

Because Big City Radio’s strategy has involved developing brand new metropolitan area radio stations, the initial revenue base was zero and subject to factors other than ratings and radio broadcasting seasonality. After a station start-up period, as is typical in the radio broadcasting industry, Big City Radio’s first calendar quarter generally would produce the lowest revenues for the year, and the fourth quarter generally would produce the highest revenues for the year. Big City Radio’s operating results in any period are affected by the incurrence of advertising and promotional expenses that do not produce commensurate revenues in the period in which the expenses are incurred.

In each of its markets, Big City Radio seeks to maximize the operating results of its broadcast properties by selecting the most competitively viable formats, engaging experienced and talented management, and optimizing the signal coverages of its transmitting facilities.

The independent auditor’s reports on Big City Radio’s financial statements for each of the last three fiscal years have stated that Big City Radio’s recurring losses from operations, negative cash flows from operations, stockholders’ deficiency and default under the terms of its senior notes raise substantial doubt about Big City Radio’s ability to continue as a going concern. Because of the severe constraints on its liquidity, Big City Radio is in default on $174,000,000 principal amount of senior notes. As a result, holders of the requisite amount of the notes have declared the principal and interest on the senior notes to be due and payable, and Big City Radio has agreed with the holders of approximately 75% of the notes to conduct an auction sale of substantially all of its operation properties as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. As of March 31, 2003, Big City Radio owed holders of the senior notes payment of a total of approximately $195,000,000. As a result of payments made to the trustee for the noteholders using the net proceeds of asset sales consummated in April and early May 2003, approximately $5.5 million was outstanding on the senior notes as of May 2, 2003.

The majority of Big City Radio’s broadcast properties are in various stages of development, either as a result of recently granted or pending requests to the FCC for enhancements or upgrades or as a result of having recently changed formats. As a result, since its inception, Big City Radio has incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. Big City Radio’s original business plan envisaged that Big City Radio would generate sufficient cash flows from operations to fund its operating requirements and capital needs and to service interest payments on the senior notes when those interest payments first became due. Although Big City Radio sold the senior notes in March 1998, the senior notes were issued at an original issue discount, and no note interest was payable in cash until September 15, 2001. Big City Radio’s inability to generate sufficient cash flows from operations to meet all of its cash needs was attributable to a number of factors, including an adverse competitive environment, a downturn in the demand for music industry advertising, which resulted in discontinuation of the internet and publishing businesses, and the reduction in listening levels and resulting ratings for some of Big City Radio’s original station formats. Although a change in station formats produced an improvement in net revenues, the enhanced revenues were not sufficient in most markets to offset station operating expenses and other costs.

Big City Radio’s liquidity crisis was precipitated by its lack of ability to generate operating income and its obligation to make semi-annual interest payments of $9.8 million on its senior notes beginning on March 31, 2001. Although it was able to make the first two such interest payments, Big City Radio had to fund those payments from the proceeds of additional borrowings and the sale of its four Phoenix stations in October 2001. To address its liquidity problems, Big City Radio has sought to reduce expenses by decreasing capital expenditures and expenditures for promotional and programming activities and by reducing corporate, general and administrative expenses through employee terminations. These measures to decrease operating expenses have further limited Big City Radio’s ability to compete effectively during a time of industry-wide consolidation and the exposure of smaller, less well-capitalized companies to continued deterioration in the national and regional advertising markets.

As noted elsewhere in this report, the results of all publishing and radio station operations discontinued in 2002 have been classified as losses from discontinued operations.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Corporate, general and administrative expenses for the three months ended March 31, 2003 were $2,178,000 compared with $916,000 for the three months ended March 31, 2002, an increase of $1,262,000, or 137.7%. The increase was primarily attributable to the following factors:

•                  higher legal and professional fees expense related to the sale of stations;

•                  higher accounting and filing fees expense related to the sale of stations; and

•      higher insurance costs.

Depreciation and amortization expenses were $30,000 for both of the three months ended March 31, 2003 and 2002.

Interest income for the three months ended March 31, 2003 was $5,000 compared to $74,000 for the three months ended March 31, 2002, which represented a decrease of $69,000 or 93.2%. This decrease was primarily attributable to lower average balance of investments in marketable securities.

Income tax expense for the three months ended March 31, 2003 was $0, compared to $8,631,000 for the three months ended March 31, 2002. On January 1, 2002, the Company adopted provision of SFAS 142 and stopped amortizing its FCC broadcast license as these intangible assets were determined to have an indefinite useful life. Accordingly, deferred tax liabilities related to these intangible assets could no longer be utilized to support the realization of deferred tax benefits. The Company has restated its quarterly results to record an additional deferred tax valuation allowance of approximately $8.6 million during the quarter ended March 31, 2002 and additional tax expense relating to the increase in the deferred tax liability of approximately $0.5 million during the quarter ended March 31, 2002.

Losses from discontinued operations for the three months ended March 31, 2003 were $7,249,000 compared with $7,019,000 for the three months ended March 31, 2002, which represented an increase of $230,000 or 3.3%.  This increase was primarily attributable to increased interest expense resulting from an increase of the amortization of $971,000 deferred financing fees related to the senior notes and the increase in the weighted average principal amount of the senior notes outstanding during the three months ended March 31, 2003. Partially offsetting this increase were (i) decreased income tax expense of $500,000 related to the difference between book and tax amortization of FCC licenses in the three months ended March 31, 2003 as compared to the corresponding period of 2002, and (ii) reduced operating losses from discontinued operations of $318,000 in the 2003 period when compared to the corresponding period of 2002.  It should be noted that under the time brokerage agreements the Company is recording fees received as revenues.  In addition as station revenues are generated by the third party and such parties are responsible for certain operating expenses.  These third party revenues and expenses have been excluded from the Company’s results.

Net losses for the three months ended March 31, 2003 were $9,406,000 compared with $16,506,000 for the three months ended March 31, 2002, which represented a decrease of $7,100,000 or 43%. This decrease was primarily attributable to the lack of income tax expense in the three months ended March 31, 2003, partially offset by increased corporate, general and administrative expenses, and increased interest expense in the three months ended March 31, 2003 compared to the corresponding period of 2002.

Liquidity and Capital Resources

As of March 31, 2003, Big City Radio had available approximately $0.8 million of cash, cash equivalents and marketable securities. Big City Radio’s existing sources of liquidity are insufficient to enable it to service its current indebtedness and to meet its operating requirements and capital needs. The independent auditors’ report on Big City Radio’s financial statements for the year ended December 31, 2002 notes that recurring losses from operations and negative cash flows from operations raise substantial doubt about Big City Radio’s ability to continue as a going concern. As discussed below, because of the severe constraints on its liquidity, Big City Radio has failed to make payments due on the senior notes. As a result, holders of the requisite amount of the notes have declared the principal and interest on the senior notes to be due and payable, and Big City Radio has agreed with the holders of approximately 75% of the notes to conduct an auction sale of its radio stations as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes.

Since its inception, Big City Radio has incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. As of March 31, 2003, Big City Radio had incurred a cumulative cash flow deficit of approximately $165 million and a cumulative net loss of approximately $144 million. Subsequent to March 31, 2003, the Company completed three of four planned asset sale transactions, and also amended the fourth transaction to sell certain non-license assets (see note 8). As a result of these transactions, the Company has sold the great majority of its operating assets. The Company continues to own one radio station subject to an asset purchase agreement, and one radio station not subject to an asset purchase agreement in Morris, Illinois. The Company remains a party to certain contracts  formerly used in the operations of the sold radio stations which were not assumed by the purchasers of its radio properties.

Furthermore, also as a result of the completed and pending asset sales, the Company has Federal and State income tax liabilities of approximately $9 million, and members of management may be entitled to payments up to approximately $2.2 million. As a result, Big City Radio expects to generate significant net losses for the foreseeable future.

As a result of these factors, the Company has met its working capital needs primarily through borrowings, including loans from the Company’s principal stockholders, Stuart and Anita Subotnick, loans under credit facilities, and proceeds from the issuance of the senior notes in March 1998. Since October 31, 2001, the Company has met its working capital needs primarily from the proceeds of the sale of the Company’s Phoenix radio stations, which it completed on that date.

The Company has entered into employment contracts with 3 individuals, mainly officers and senior management that provide for minimum salaries and incentives based upon specified levels of performance. The minimum payments under these contracts are $804,000 in 2003 and $46,000 in 2004.

The Company has never paid cash or stock dividends and does not anticipate doing so in the foreseeable future.

Cash Flows From Operating Activities

In the three months ended March 31, 2003 and 2002, respectively, the Company used cash in its operations.  In the three months ended March 31, 2003, cash used in operations related primarily to corporate, general and administrative activities, and an increased insurance prepayment. This increase was partially offset by reduced payments to creditors. In the three months ended March 31, 2002, cash used in operations related primarily to corporate, general and administrative activities. Furthermore, the increase was due to payments to creditors net of collection of receivables related to the Phoenix radio stations which the Company sold in October 2001.

Cash Flows From Investing Activities

In the three months ended March 31, 2003, the Company sold $1,242,000 of marketable securities to generate cash for general working capital purposes. In the three months ended March 31, 2002, the Company sold $9,723,000 of marketable securities to generate cash for general working capital purposes and interest payments on its Notes.

Cash Flows From Financing Activities

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

The senior notes were issued at an original issue discount and accreted in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually to an aggregate principal amount of $174,000,000. Cash interest began accruing on the senior notes on March 15, 2001 at a rate of 11 1/4% per annum and is payable in cash semi-annually, each March 15 and September 15 through and including March 15, 2005. The senior notes will mature on March 15, 2005, but may be redeemed at the option of Big City Radio, in whole or in part, at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15, 2002, March 15, 2003 and on and after March 15, 2004, respectively. As of May 2, 2003, approximately $5.5 million of the senior notes remained outstanding.

Holders of the senior notes have the right to require Big City Radio to repurchase their senior notes upon a “change of control” of Big City Radio, as defined in the indenture governing the senior notes, at a price equal to 101% of the principal amount of such notes. A “change of control” for purposes of the senior notes is deemed to occur:

•                       when any person other than Stuart and Anita Subotnick, officers and members of Big City Radio’s management as of March 17, 1998 notes and their respective family members, relatives and trusts becomes the beneficial owner of more than 35% of the total voting power of Big City Radio’s capital stock and the foregoing permitted holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to designate for election a majority of the board of directors;

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

Payments under the senior notes are guaranteed on a senior unsecured basis by Big City Radio’s “restricted subsidiaries,” as defined in the indenture governing the senior notes. As of March 31, 2003, all of Big City Radio’s subsidiaries were restricted subsidiaries. The senior notes contain financial and operational covenants with which Big City Radio and its restricted subsidiaries must comply, including covenants restricting the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock, redemption of specified subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which Big City Radio may operate, asset swaps, distributions from restricted subsidiaries, sales of capital stock of restricted subsidiaries, and consolidations, mergers and transfers of all or substantially all of Big City Radio’s assets. The senior notes contain customary events of default, including payment defaults and default in the performance of other covenants, specified bankruptcy defaults, cross defaults to other indebtedness and to judgments, and failure of a subsidiary guarantee to be in full force and effect.

In connection with the consummation of the senior notes offering, Big City Radio entered into a revolving credit facility with The Chase Manhattan Bank providing for up to $15,000,000 of borrowings based upon a multiple of the positive rolling four-quarter broadcast cash flow of Big City Radio’s stations and subject to compliance with specified financial and operational covenants. The revolving credit facility was to mature on March 17, 2003. At December 31, 2000, Big City Radio was in compliance with all material covenants and restrictions under the revolving credit facility, with the exception that, in violation of one such covenant, because the independent auditors’ report on Big City Radio’s financial statements for the year ended December 31, 2000 included a “going concern” paragraph. In April 2001, the lender declined to permit Big City Radio to draw under the revolving credit facility due to Big City Radio’s violation of the foregoing covenant. As a result of its inability to draw under the revolving credit facility, Big City Radio issued a promissory note in May 2001 to borrow up to $5,000,000 from Stuart Subotnick, a principal stockholder, in order to meet its short-term working capital needs. The amount outstanding under this note, which was payable on demand, bore interest equal to JP Morgan Chase Bank’s prime rate plus 2.0%.

Cash interest commenced accruing on the senior notes on March 15, 2001 and semi-annual cash interest payments of $9,800,000 commenced on September 15, 2001. Big City Radio failed to make the initial semi-annual interest payment when due on September 15, 2001. In order to obtain the funds to make this payment within the 30-day grace period provided under the indenture, Big City Radio obtained a bridge loan in the amount of $15,000,000 by the assignment of Big City Radio’s revolving credit facility from the lender thereunder to a new lender. The bridge loan was secured to the same extent as the revolving credit facility and bore interest at the rate of LIBOR plus 3.0%, or a base rate plus 2.0%, at the option of Big City Radio. Big City Radio used the net proceeds of the bridge loan to pay the semi-annual interest on the senior notes due on September 15, 2001, together with applicable additional interest thereon, and to repay $2,235,000 of principal indebtedness and $51,000 of interest incurred under the promissory note issued to Mr. Subotnick in May 2001. Big City Radio repaid the bridge loan on October 31, 2001 with a portion of the proceeds from the sale of the Phoenix radio station properties, as discussed below. Big City Radio currently does not have a credit facility.

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

The Company failed to make the semi-annual interest payment of $9,800,000 due on the senior notes on September 15, 2002. Big City Radio’s cash resources were insufficient to enable it to make the semi-annual interest payment within the 30-day grace period provided under the indenture. The grace period expired on October 15, 2002, thereby resulting in an additional event of default under the indenture. On October 17, 2002, pursuant to the indenture, holders of the senior notes delivered an acceleration notice to the Company declaring the principal and interest on all of the senior notes to be immediately due and payable.

The Company has evaluated its strategic alternatives and the most efficient use of its capital. These alternatives include the sale of its broadcast assets and, depending on market conditions, debt and/or equity financing, and purchasing, restructuring, recapitalizing, refinancing or otherwise retiring some of its securities in the open market or by other means. In each case, these strategic alternatives are subject to the restrictions contained in the indenture governing the senior notes. On November 4, 2002, Big City Radio announced it had retained Jorgenson Broadcast Brokerage to market and conduct an auction sale of all of its radio stations. As discussed below, proceeds from the sales of the stations have been and will be applied first to repay the senior notes.

Big City Radio, the subsidiary guarantors of the senior notes, and the holders of approximately $128,000,000 in principal amount of the senior notes acting through an ad hoc committee of noteholders, entered into a forbearance agreement on November 13, 2002. Under the forbearance agreement, the signatory noteholders have agreed to forbear, through January 31, 2003 (later extended to March 31, 2003 and again subsequently to through and including April 30, 2003), from taking, initiating or continuing any action to enforce Big City Radio’s payment obligations under the senior notes, including, without limitation, any involuntary bankruptcy filing against Big City Radio, or against any property, officers, directors, employees or agents of Big City Radio to collect on or enforce payment of any indebtedness or obligations, or to otherwise assert any claims or causes of action seeking payment under the senior notes, in each case arising under or relating to the payment default or the default arising from the failure to make the required offer to repurchase senior notes or other existing defaults known to the signatory noteholders as of November 13, 2002. Under the forbearance agreement, Big City Radio agreed to conduct the auction of its radio stations in a good faith manner designed to sell the assets as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. If signatory noteholders reasonably believe that Big City Radio is not conducting the auction process in good faith or is not operating or managing the business and financial affairs of Big City Radio in good faith in the ordinary course and consistent with past practices, they may notify Big City

Radio in writing and may elect to terminate the forbearance agreement. Big City Radio further has agreed not to pay, discharge or satisfy any liability or obligation except for obligations reflected on Big City Radio’s balance sheet as of December 31, 2001 or incurred in the ordinary course since that date which are paid, discharged or satisfied for fair and equivalent value in the ordinary course of business and consistent with past practices. The forbearance agreement will not prevent the trustee under the indenture or noteholders that are not parties to the forbearance agreement from pursuing remedies under the indenture.

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

•                  the forbearance agreement may be terminated by either Big City Radio or the ad hoc committee upon written notice if

•                  any party to the forbearance agreement fails to perform any of its obligations, or breaches any of its representations, covenants or warranties, under the forbearance agreement,

•                  Big City Radio or any party to any asset purchase agreement for any asset sale which Big City Radio had publicly announced on or before January 6, 2003,  breaches any representation, warranty or covenant in such asset purchase agreement, and does not cure such breach within ten days, or

•                  one or more of the asset purchase agreements is terminated or modified in any material respect; and

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

In addition, the forbearance agreement provides that it will automatically terminate upon the filing of a voluntary or involuntary petition under the insolvency or bankruptcy laws of the United States or any state with respect to Big City Radio, except that, upon the filing of an involuntary bankruptcy petition by unaffiliated, arm’s length creditors, Big City Radio will have a period of ten days to obtain the dismissal or withdrawal of such a petition before the forbearance agreement terminates as a result of the filing.  In March 2003, a second amendment to the forbearance agreement was signed extending the forbearance period through and including April 30, 2003. Although Big City Radio and the signatory noteholders have discussed a further extension of the forbearance period, no such extension has been executed and the Company cannot provide any assurances that a further extension will be forthcoming. Accordingly, the signatory noteholders are presently able to exercise any and all remedies under the Indenture governing the Notes.

Subsequent to March 31, 2003, Big City has completed three of the four asset purchase agreements and has amended the fourth asset purchase agreement resulting in an initial payment to Big City from the purchaser in that agreement of $29.875 million. Under the senior notes forbearance agreement described above, Big City Radio is obligated to apply the net proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. As of March 31, 2003, Big City Radio owed holders of the senior notes payment of a total of approximately $195,000,000, consisting of $174,000,000 of principal and approximately  $21,000,000 of accrued and unpaid interest. Following completion of the three asset purchase transactions and the amendment of the fourth asset purchase agreement, Big City paid a total of $189.9 million to the trustee for the bondholders. Approximately $5.5 million was outstanding on the senior notes as of May 2, 2003.

Big City Radio will apply any remaining net proceeds from the asset sales, together with its other liquidity sources, to pay expenses relating to the asset sales, including employee severance and change in control amounts, tax liabilities and expenses associated with termination of contracts not assumed by the buyers, as well as trade payables and other operating expenses.

If Big City Radio completes its pending station sale and sells the sole station that was not subject to a binding purchase agreement as of the date of this quarterly report on form 10-Q, it will have disposed of substantially all of its operating properties. Its principal sources of liquidity will then consist of cash on hand, including any remaining proceeds of the station sales, and amounts earned on its investment of such cash, and collections of trade receivables, which amounted to approximately $443,000 as of March 31, 2003. Big City Radio also may seek to obtain additional liquidity by selling shares of the Entravision Class A common stock it has received upon completion of the asset sale. Assuming the closing of its pending station sales, Big City Radio believes that these liquidity sources will be sufficient to meet its short-term cash needs. The amount and nature of Big City Radio’s long-term liquidity needs will depend on, among other things, a decision by the board of directors regarding future operations, if any, of Big City Radio. As of the date of this quarterly report on form 10-Q, the board of directors has not determined the uses to which Big City Radio will apply any cash or other assets remaining after it has repaid the senior notes and its other liabilities. This determination will depend on various factors.

If the remaining radio station sales are not completed, and the holders of the senior notes continue to forbear from exercise their remedies, Big City Radio will attempt to continue to finance its operations and obligations while it seeks new buyers for its unsold stations. Big City Radio’s principal sources of liquidity would then consist of cash on hand and operating revenues of stations no longer subject to time brokerage agreements with potential purchasers. Big City Radio would seek to manage its operating expense levels by further reducing corporate, general and administrative expenses and expenditures for promotional and programming activities.

Cash provided by (used in) discontinued operations

In the three months ended March 31, 2003, the Company recorded a cash surplus from its discontinued operations. The surplus was primarily attributed to the collection of receivables less payments to creditors of these discontinued operations, and the absence of any payment of interest on the Notes. This increase was offset by  the operating loss of its discontinued stations. In the three months ended March 31, 2002, the Company used the cash primarily to make the semi-annual interest payment on the Notes and to fund operating cash deficits in the New York and Chicago station operations.

Application of Asset Sale Proceeds; Future Operations of Big City Radio

Under its purchase agreements with Entravision, Nassau, Spanish Broadcasting and Hispanic Broadcasting, pursuant to which Big City Radio has committed to sell 11 of its 12 radio stations, Big City Radio has received gross cash proceeds of approximately $194.9 million, and will receive gross cash proceeds of an additional $3.0 million, if the asset sale to HBC is completed. In addition, Entravision has issued 3,766,478 shares of Entravision’s Class A common stock to Big City Radio in connection with the asset sale to Entravision. Based on the closing sale price of the Class A common stock as reported by The New York Stock Exchange on May 14, 2003, the shares issued to Big City Radio have an aggregate value of  approximately $36.4 million. The aggregate value of these shares of Entravision Common Stock at the date of their receipt by the Company, April 16, 2003, was approximately $24.4 million. Big City Radio may have to sell at least a portion of its Entravision shares to obtain sufficient cash to repay its senior notes and satisfy its other liabilities and obligations. If and when Big City Radio seeks to sell its shares of Entravision’s Class A common stock, it may not be able to do so for proceeds that approximate the value on the date of this Quarterly Report on Form 10-Q or that are sufficient to meet its cash needs.

Big City Radio currently estimates that it will incur federal, state and local income taxes of approximately $9.0 million in connection with the asset sales and other matters, after the application of available net operating loss carryforwards. Big City Radio estimates that the brokerage, legal and accounting fees payable by it relating to the transactions will total approximately $3 million. Big City Radio will incur other transaction costs, including payments to its executive officers and directors, severance and change in control payments, lease termination expense and other similar expenses associated with the termination of contracts which are not being assumed by the buyers of the radio stations.

Under its forbearance agreement with holders of its senior notes, Big City Radio is obligated to apply the aggregate net cash proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. As of March 31, 2003, Big City Radio owed holders of the senior notes approximately $195 million, consisting of $174 million of principal and approximately $21 million of accrued and unpaid interest. Following completion of the three asset purchase transactions and the amendment of the fourth asset purchase agreement, Big City Radio paid a total of $189.9 million to the trustee for the bondholders. Approximately $5.5 million was outstanding on the senior notes as of May 2, 2003.

If Big City Radio completes its proposed asset sales, it will have sold substantially all of its operating assets. At such time, Big City Radio’s board of directors would determine whether it would then be in the best interests of Big City Radio and its stockholders for Big City Radio to distribute any available proceeds to the stockholders, whether under a plan of dissolution or otherwise. If Big City Radio is unable to complete the remaining asset sale, it will not be in a position to make such a distribution. Accordingly, Big City Radio’s board of directors will be in a position only at a later date to determine whether Big City Radio should make a distribution of available proceeds of the asset sales to its stockholders and, if it determines to make a distribution, the amount thereof. These determinations will depend on various factors, a number of which are not within Big City Radio’s control, including the following:

•                  whether, in the judgment of Big City Radio’s board of directors, it is in the best interests of Big City Radio and its stockholders to distribute any remaining assets to stockholders or seek to deploy those assets into new operations;

•                  the dates on which the remaining asset sale is completed;

•                  the prices at which Big City Radio is able to sell the shares of Entravision’s Class A common stock it has received in the asset sale, if Big City Radio determines to sell some or all of these shares;

•                  the amount of Big City Radio’s liabilities and other obligations to be paid in the future;

•                  the resolution of pending litigation and other contingent liabilities;

•                  the outcome of pending or proposed tax legislation; and

•                  general business and economic conditions.

One alternative Big City Radio’s board of directors would consider following completion of the asset sales is adoption of a plan for the dissolution of Big City Radio. A plan of dissolution would require approval by Big City Radio’s stockholders under Delaware law. If it were to adopt a plan of dissolution, the Big City Radio board of directors would determine the terms of such a plan at the time of adoption consistent with the requirements of Delaware law. Big City Radio expects that such a plan generally would provide that Big City Radio would sell or otherwise dispose of all of its remaining property and assets, with such exceptions as its board of directors may approve at the time, such as retention of property and assets that the board of directors may deem necessary or advisable to enable Big City Radio to pursue any claims and causes of action. Following the liquidation of its remaining assets, Big City Radio would pay, or provide for the payment of, its remaining liabilities and obligations to the extent possible, as required by Delaware law. Subject to the payment, or the provision for payment, of Big City Radio’s liabilities and obligations, any remaining assets would be available for distribution from time to time on a pro rata basis to stockholders. Big City Radio may not be able to determine for a significant period following adoption of a plan of dissolution whether any assets would be available for distribution to its stockholders. Such a determination would be made only after Big City Radio’s creditors have received legally required notices concerning the plan and after adequate provision has been made for contingent as well as known liabilities. Big City Radio cannot provide any assurance that there would ultimately be sufficient proceeds from the asset sales to provide for Big City Radio’s liabilities and obligations or to make distributions to Big City Radio’s stockholders under a plan of dissolution.

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

Whether or not Big City Radio’s board of directors adopts a plan of dissolution, Big City Radio will be obligated to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, even though compliance with such reporting requirements is financially burdensome. If the dissolution of Big City Radio pursuant to a plan of dissolution is approved, in order to curtail expenses, Big City Radio may seek relief from the SEC from the reporting requirements under the Exchange Act.

Because of the uncertainties discussed above, Big City Radio cannot provide any assurance that it will have any assets available for distribution to its stockholders from proceeds of the asset sales or, if it does have assets available for distribution, that it will make a distribution of any or all of such assets.

Special Note Regarding Forward-Looking Statements

Certain statements in this report, including those utilizing the phrases “will,” “expects,” “intends,” “estimates,” “contemplates,” and similar phrases, are “forward-looking” statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including statements regarding, among other items,  the Company’s expectation of consummating the pending and planned sales of the Company’s radio stations.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the competitive market place, including the introduction of new technologies or formatting changes by the Company’s competitors, (ii) changes in the financial markets and in the Company’s ability to sell its remaining radio stations, (iii) changes in the regulatory framework, (iv) risks that the FCC may not approve the Company’s pending applications with respect to the sale of the Company’s radio station to be sold to Hispanic Broadcasting Corporation, (v) changes in audience tastes, and (vi) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company’s control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Factors that May Affect Future Results and Financial Condition

The following factors (in addition to others) could have a material and adverse impact on the Company’s business:

If the remaining asset sale does not occur, Big City Radio will have to re-commence operations at one of its Chicago 103.1 radio stations which has been operated by the proposed purchasers since January 2003 under a time brokerage agreement. The Chicago radio station has been reformatted by the prospective buyers. Big City Radio would have to attempt to re-hire employees, re-build its previous revenue base and advertise in order to inform the radio audience in Chicago of such changes.

Big City Radio’s highly leveraged financial position poses the following risks to stockholders:

•                                          a substantial portion of Big City Radio’s cash flow from operations will be required to service its indebtedness;

•                                          Big City Radio’s ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions might be impeded; and

•                                          Big City Radio is more vulnerable to economic downturns and its ability to withstand competitive pressures is limited.

Big City Radio derives substantially all of its revenues from advertisers in diverse industries.  If a number of Big City Radio’s advertisers reduce their expenditures because of a general economic downturn, or an economic downturn in one or more industries or regions, or for any other reason, Big City Radio’s results of operations would be materially and adversely affected.

Cash on hand is insufficient to meet Big City Radio’s obligations and commitments. Big City Radio’s  debt has been accelerated under the indenture governing its senior notes. In addition, because the Company is highly leveraged, its ability to respond to market conditions or meet extraordinary capital needs is limited. Big City Radio is unable to generate sufficient cash flow from operations to meet its obligations and commitments, as such it is required to refinance or restructure its indebtedness or raise additional debt or equity capital, or seek protection under the Bankruptcy laws. Big City Radio may be required to sell all remaining assets or operations. These alternative strategies might not be effected on satisfactory terms, if at all.

Big City Radio’s Senior Discount Notes Indenture contains restrictive covenants that may limit its ability to:

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

Big City Radio has incurred losses from continuing operations in each of its fiscal years since inception and expects to continue to experience net losses in the foreseeable future. These net losses, which may be greater than its net losses in the past, are principally a result of interest expense on its outstanding debt and operating deficits.

If Big City Radio cannot consummate one or more of the pending or planned dispositions, the Company’s ability to improve operating results could be limited. The Company’s  ability to improve operating results is affected, amongst other reasons, by the following;

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

Critical Accounting Policies and Material Estimates

Big City Radio’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these financial statements requires Big City Radio to make estimates and judgments that affected the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Big City Radio evaluates its estimates, including those to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. Big City Radio bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Big City Radio believes the following critical accounting policies affect its more significant judgment and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. Big City Radio records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. Big City Radio maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Big City Radio utilizes information available to Big City Radio, including the timing of payments and the financial condition of its customers to estimate the allowance for doubtful accounts. If the financial condition of Big City Radio’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Big City Radio does not have a significant concentration of accounts receivable from one customer or industry segment.

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

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required Big City Radio to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, Big City Radio identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As each reporting unit’s carrying amount did not exceed its fair value, there was no indication that the reporting unit’s goodwill may be impaired and Big City Radio was not required to perform the second step of the transitional impairment test. In the second step, Big City Radio would compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss was required to be recognized as the cumulative effect of a change in accounting principle in Big City Radio’s statement of earnings. No such loss resulted from Big City Radio’s adoption of SFAS No. 142.

In accordance with SFAS No. 142, Big City Radio discontinued the amortization of goodwill and intangible assets, consisting of a broadcast license (intangible asset with an indefinite useful life), effective January 1, 2002. During the quarter ended March 31, 2002, Big City Radio completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, Big City Radio ceased the operation of its publishing operations, and wrote off the remaining $108,000 of goodwill associated with such operations. During the fourth quarter of 2002, the Company made the decision to sell its broadcast licenses. In accordance with SFAS No.144, these licenses are reported as assets held for sale. The Company compared the licenses’ carrying value to their fair value, less the estimated cost to sell them. The fair value of the stations were based on asset sale agreements for 11 of the 12 stations, and an estimate for the remaining station based on offers received during the auction process. This review of the carrying value of its intangible assets resulted in a charge of $630,000 relating to the impairment in value of some of its FCC broadcast licenses. As of December 31, 2002, Big City Radio has no remaining un-amortized goodwill, and has un-amortized broadcast licenses in the amount of $76,325,000.

Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity, rather than a segment of a business. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

Big City Radio adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position, cash flows, or results of operations of Big City Radio. Big City Radio discontinued its publishing operations during June 2002. This was treated as a discontinued operation under SFAS No. 144. In December 2002, the Company announced sales of eleven of its twelve radio stations in Los Angeles, New York, and Chicago. The Company also intends to sell its remaining station. Big City Radio’s consolidated financial statements for all periods presented have been adjusted to reflect the radio station sales and ceased publishing operations as discontinued operations in accordance with SFAS No. 144.

Accounting for Cost Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”).

The principal difference between SFAS No. 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, a commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

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

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

ITEM 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report, or the Evaluation Date. Based on such evaluation, such officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in its reports filed or submitted under the Exchange Act.

(b)         Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part II – Other Information

Item 1 – Legal Proceedings

The Company is involved in litigation from time to time in the ordinary course of its business.   In management’s opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

Item 2 – Changes in Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

An event of default has occurred under the Indenture governing the Company’s 11.25% Senior Discount Notes due 2005 (the “Notes”) as a result of the Company’s failure to make payment of a semi-annual interest payment due under the Notes on September 15, 2002 or during the applicable grace period, and an event of default has occurred under section 3.7 of the Indenture concerning the Company’s failure to make an offer to repurchase Notes using a portion of the cash proceeds from the October 31, 2001 sale of the Company’s four Phoenix radio stations to Hispanic Broadcasting Corporation. On October 17, 2002, pursuant to the indenture, holders of the senior notes delivered an acceleration notice to Big City Radio declaring notice to Big City Radio declaring the principal and interest on all of the senior notes to be immediately due and payable.

Item 4 – Submission of Matters to a Vote of Security Holders

On March 5, 2003, Stuart Subotnick, Anita Subotnick and Subotnick Partners, L.P. executed and delivered to Big city Radio a written consent approving the sale of the Company’s assets.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 99.1  Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on April 2, 2003, reporting its Chief Executive Officers and Chief Financial Officers certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The registrant filed a Current Report on Form 8-K on April 21, 2003, reporting the sale of stations properties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG CITY RADIO, INC.

	By:	/s/ PAUL R. THOMSON

Paul R. Thomson
Vice President, Chief Financial Officer and Treasurer
Dated: May 15, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Charles M. Fernandez

Charles M. Fernandez
Chief Executive Officer

CERTIFICATIONS

I, Paul R. Thomson, Chief Financial Officer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of  Big City Radio, Inc.

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days       prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ PAUL R. THOMSON
Paul R. Thomson
Chief Financial Office