Form 10-Q
period 2003-06-30
BIG CITY RADIO INC
filed 2003-08-14
CIK 1046284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2003

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

The number of shares of the registrant’s Class A common stock and Class B common stock outstanding as of August 11, 2003, was 6,226,817 and 8,250,458, respectively.

Part 1 – Financial Information

Item 1. Financial Statements

BIG CITY RADIO, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$541,000	$732,000
Cash held in investment, restricted	—	1,085,000
Marketable securities	43,275,000	1,861,000
Accounts receivable, net of allowance of $224,000 and $362,000 in 2003 and 2002, respectively	68,000	1,997,000
Interest receivable	1,000	6,000
Assets held for sale	510,000	79,571,000
Receivable from sale of station	3,000,000	—
Prepaid expenses and other current assets	490,000	289,000
Total current assets	47,885,000	85,541,000
Property and equipment, net	14,000	376,000
Deferred financing fees, net	—	1,441,000
Other assets	16,000	170,000
Total assets	$47,915,000	$87,528,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$948,000	$883,000
Accrued expenses	3,951,000	1,644,000
Interest payable	5,530,000	15,983,000
Senior discount notes	—	174,000,000
Income tax payable	9,967,000	—
Other current liabilities	—	74,000
Total current liabilities	20,396,000	192,584,000
Long-term liabilities:
Other long-term liabilities	6,000	301,000
Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value. Authorized 20,000,000 shares; zero shares issued and outstanding in 2003 and 2002	—	—
Common stock, Class A, $0.01 par value. Authorized 80,000,000 shares issued and outstanding 6,226,817 shares in 2003 and 2002	62,000	62,000
Common stock, Class B, $0.01 par value. Authorized 20,000,000 shares issued and outstanding 8,250,458 shares in 2003 and 2002	83,000	83,000
Additional paid-in capital	29,492,000	29,492,000
Other comprehensive loss	—	(8,000)
Accumulated deficit	(2,124,000)	(134,986,000)
	27,513,000	(105,357,000)
Total liabilities and stockholders’ equity (deficiency)	$47,915,000	$87,528,000

See accompanying notes to consolidated financial statements.

Big City Radio, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(As Restated)		(As Restated)
Net revenues	$—	$—	$—	$—

Operating expenses:
Corporate, general and administrative expenses	2,509,000	1,000,000	4,688,000	1,916,000
Depreciation and amortization	21,000	30,000	50,000	60,000
Total operating expenses	2,530,000	1,030,000	4,738,000	1,976,000
Operating loss from continuing operations	(2,530,000)	(1,030,000)	(4,738,000)	(1,976,000)

Other income (expenses):
Interest income/(expense)	3,000	31,000	8,000	105,000
Loss on disposal of fixed assets	(245,000)	—	(245,000)	—
Gain on sales of marketable securities	665,000	—	665,000	—
Unrealized gain on marketable securities	17,544,000	—	17,544,000	—
Other, net	15,000	(1,000)	61,000	15,000
Total other income	17,982,000	30,000	18,033,000	120,000

Income/(loss) from continuing operations before income taxes	15,452,000	(1,000,000)	13,295,000	(1,856,000)
Income tax expense, net	(5,588,000)	—	(5,588,000)	(8,631,000)
Income/(loss) from continuing operations	9,864,000	(1,000,000)	7,707,000	(10,487,000)
Discontinued operations (note 6):
Radio operations	132,404,000	(6,236,000)	125,155,000	(13,042,000)
Publishing operations	—	(382,000)	—	(595,000)
Income/(loss) from discontinued operations, net of income tax expense (note 6)	132,404,000	(6,618,000)	125,155,000	(13,637,000)
Net income/(loss)	$142,268,000	$(7,618,000)	$132,862,000	$(24,124,000)

Basic and diluted earnings/(loss) per share:
Income/(loss) from continuing operations	$0.68	$(0.07)	$0.53	$(0.72)
Income/(loss) from discontinued operations	9.15	(0.46)	8.65	(0.94)
Net income/(loss)	$9.83	$(0.53)	$9.18	$(1.67)

Weighted average shares outstanding	14,477,000	14,477,000	14,477,000	14,477,000

See accompanying notes to consolidated financial statements

BIG CITY RADIO, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:

Net income/(loss) from continuing operations.	$7,707,000	$(10,487,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,000	60,000
Non cash change in other comprehensive income	8,000	—
Unrealized gain on marketable securities	(17,544,000)	—
Deferred income taxes	5,588,000	8,631,000
Loss on disposal of fixed assets	245,000	—
Change in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	3,000	407,000
Interest receivable	5,000	10,000
Prepaid expenses and other current assets	(326,000)	(178,000)
Other assets	5,000	2,000
Increase (decrease) in liabilities:
Accounts payable	186,000	(136,000)
Accrued expenses	2,736,000	(622,000)
Other liabilities	—	(1,000)
Net cash used in operating activities	(1,337,000)	(2,314,000)

Cash flows from investing activities:
Sales of marketable securities	1,240,000	10,567,000
Decrease in cash held in restricted investment	1,085,000	24,000
Net cash provided by investing activities	2,325,000	10,591,000

Net cash provided by financing activities	—	—
Cash used in discontinued operations (note 6)	(1,179,000)	(11,167,000)
Change in cash and cash equivalents	(191,000)	(2,890,000)
Cash and cash equivalents at beginning of period	732,000	3,194,000
Cash and cash equivalents at end of period	$541,000	$304,000

See accompanying notes to consolidated financial statements

BIG CITY RADIO, INC.

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Common stock		Additional paid-in capital	Other comprehensive loss	Accumulated deficit	Total

	Shares	Amount

Balance at December 31,2002	14,477,275	$145,000	$29,492,000	$(8,000)	$(134,986,000)	$(105,357,000)
Realized income on marketable securities				8,000		8,000
Net income	—	—	—	—	132,862,000	132,862,000
Total comprehensive income, net.	—	—	—	8,000	132,862,000	132,870,000

Balance at June 30, 2003	14,477,275	$145,000	$29,492,000	$—	$(2,124,000)	$27,513,000

See accompanying notes to consolidated financial statements.

BIG CITY RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization, Business and Basis of Presentation

Big City Radio, Inc. (“Big City Radio” or the “Company”, formerly Odyssey Communications, Inc.) was incorporated in Delaware on August 2, 1994 and commenced operations on January 1, 1995. On May 30, 1996, Big City Radio merged with Q Broadcasting, Inc., with Big City Radio being the surviving company. Big City Radio and Q were owned 94% and 100%, respectively by Stuart and Anita Subotnick. Accordingly, the merger was accounted for as a combination of entities under common control. As a result, the combination of Big City Radio and Q was effected utilizing historical costs. At the date of conversion from S Corporation status to C Corporation status, the Company formed five wholly owned subsidiaries, Big City Radio - LA, LLC; Big City Radio - NYC, LLC; Big City Radio - CHI, LLC; WRKL Rockland Radio, LLC; and Odyssey Traveling Billboards, Inc.

The Company owned and operated radio broadcasting stations.  As of June 30, 2003, the Company owned one FM station, WYXX-FM in Morris, Illinois. During the quarter ended June 30, 2003, Big City Radio completed the sale of its previously owned radio stations in Southern California, the New York area, and Illinois (excluding WYXX-FM). The sale of WVIV-FM was reported as of May 2, 2003 when the non-FCC license assets of WVIV-FM were transferred to Hispanic Broadcasting Corporation (HBC) for $29.875 million plus $3 million due at the earlier of 18 months from May 2, 2003 or the transfer of the FCC licenses. As the $3 million receivable was not contingent to the transfer of the FCC licenses, the Company included such amount in the gain on sale of stations. As more fully discussed in note 8, the transfer of the Federal Communications Commission (“FCC”) license of WVIV-FM, Highland Park, Illinois was effected subsequent to the quarter end on July 18, 2003, on which date the Company received the  $3 million. The Company undertook this series of asset sales as part of an auction process that the Company announced on November 4, 2002. Between December 24, 2002 and January 2, 2003, Big City Radio signed four, separate definitive asset purchase agreements to sell eleven of its twelve FCC FM licenses and associated radio station assets. Big City Radio sold these radio stations to raise the funds necessary to pay all principal of, and accrued and unpaid interest on, its 11¼% senior discount notes due 2005. Noteholders have accelerated payment of the senior notes as a result of defaults by Big City Radio under these notes. As discussed in note 6, the radio station operations have been treated as discontinued operations.

The Company owns HIH Acquisition, Inc. (“HIH”) which owns the discontinued TodoAhora.com website, and also in turn owns United Publishers of Florida, Inc. (“UPF”) which published the Hispanic music trade magazine, “Disco,” operated a graphic design business, and owns the LatinMusicTrends.com website. In response to the continued downturn in the music industry advertising marketplace, during December 2001 the Company ceased its internet operations, and during June 2002 the Company ceased the operation of UPF, and wrote-off the remaining $108,000 of goodwill associated with UPF. As discussed in Note 6, the Company has treated these operations as discontinued operations. The Company also owns Independent Radio Reps, LLC (“IRR”), an in-house rep firm to represent it in generating national Hispanic radio business. As a result of the sales of the radio stations detailed above, IRR ceased operations during the quarter ended March 31, 2003.

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

The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).  In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of June 30, 2003 and the results of its operations for the three months and six months ended June 30, 2003 and 2002, and its cash flows for the three months and six months ended June 30, 2003 and 2002, have been included.  The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

On January 1, 2002, the Company adopted the provisions of SFAS 142 and stopped amortizing its FCC broadcast licenses as these intangible assets were determined to have an indefinite useful life. Accordingly, deferred tax liabilities related to these intangible assets could no longer be utilized to support the realization of deferred tax benefits. The Company has restated its quarterly results to record an additional deferred tax valuation allowance of approximately $8.6 million during the quarter ended March 31, 2002 and additional tax expense relating to the increase in the deferred tax liability of approximately $0.5 million during the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. Furthermore, the June 30, 2002 quarterly information has been restated to reflect the reclassification of the Company’s radio station and publishing assets as discontinued operations (see note 6).

2.              Earnings per Share

Basic earnings per share excludes all dilutive securities.  It is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock.  In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. At June 30, 2003 and 2002, the Company had antidilutive options amounting to 1,303,000 and 1,701,000 respectively, which were not included in the computation of diluted EPS. In addition, if an acquisition by any person, group of affiliated persons or entity of all of the stock of the Company or of all or substantially all of the assets of the Company occurs on or prior to November 1, 2004 at a price of at least $4.00 per share of Class A Common Stock, the former stockholders of HIH will be entitled to receive 600,000 shares of the Company’s Class A Common Stock. The Company was not required to issue these shares as a result of the radio station sales described in Note 6.

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

For the six months ended June 30, 2003 and 2002, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been as follows:

	Six months Ended June 30,
	2003	2002
Net income/(loss):
As reported	$132,862,000	$(24,124,000)
Stock based compensation expense determined under fair value based method for all awards	(1,919,000)	(2,033,000)
Pro forma	$130,943,000	$(26,157,000)

Income/(loss) per share:
As reported	$9.18	$(1.67)
Pro forma	$9.04	$(1.81)

4.              Recent Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

In accordance with SFAS No.142, the Company discontinued the amortization of goodwill and intangible assets (comprised solely of broadcast licenses) effective January 1, 2002.  During the quarter ended March 31, 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, the Company ceased the operation of UPF, and wrote off the remaining $108,000 of goodwill associated with UPF. During the fourth quarter of 2002, the Company made the decision to sell its broadcast licenses. In accordance with SFAS No.144, these licenses are reported as assets held for sale. The Company compared the licenses’ carrying value to their fair value, less the estimated cost to sell them. This review of the carrying value of its intangible assets resulted in a charge of $630,000 relating to the impairment in value of some of its FCC broadcast licenses. As of June 30, 2003, the WYXX-FM, Morris, IL station remained unsold.  As of June 30, 2003 and December 31, 2002, the Company has no remaining un-amortized goodwill, and the carrying amount of unamortized intangible assets are as follows:

	June 30, 2003	December 31, 2002

Broadcast licenses	$435,000	$76,325,000

As discussed more fully in note 6, the Broadcast licenses above relate to the radio stations to be sold. Therefore, these assets are reported as assets held for sale at June 30, 2003 and December 31, 2002.

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

The Company is required to adopt SFAS 146 on exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has adopted SFAS No. 146 in relation to exit and disposal activities initiated after September 30, 2002. During the quarter ended June 30, 2003, the Company recorded lease termination costs of  $1.41 million.

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

5.              Senior Discount Notes

Offering of Senior Discount Notes

The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, of 11.25% Senior Discount Notes due 2005 (the “Notes” or “senior notes”) on March 17, 1998 (the “Notes Offering”), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.6 million to repay outstanding indebtedness under its previous credit facility.  The Company used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and the remaining proceeds were used for general working capital purposes.  On March 15, 2001, the Notes commenced accruing cash interest at 11.25% per annum. Semi-annual cash interest payments of $9.8 million commenced on September 15, 2001. (For a discussion of the Company’s current liquidity issues, including events of default under the Indenture governing the Notes and the acceleration of the principal of and interest on the Notes, see note 8 below.)

Subsidiary Guarantors

Pursuant to the terms of the indenture relating to the Notes (the “Indenture”), the direct subsidiaries of Big City Radio, Inc.– consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C. (collectively, the “Subsidiary Guarantors”) , jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

All of the then existing Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the “Station Subsidiaries”), were created in December 1997 as special purpose Delaware limited liability companies formed for the sole purpose of holding the Company’s FCC radio licenses.  The operating agreements for the Station Subsidiaries limit the activities of these companies to owning the FCC radio licenses.  Odyssey Traveling Billboards, Inc. owned and operated certain vehicles used to advertise the Company’s radio stations.  Because the Station Subsidiaries have entered into assignment and use agreements with the Company whereby the Company manages and directs the day-to-day operations of the radio stations, pays all expenses and capital costs incurred in operating the radio stations, and retains all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries have no income or expenses other than the amortization of the FCC licenses. Odyssey Traveling Billboards, Inc. is similarly a special purpose corporation with no income and only expenses.

The covenants in the Notes and the Indenture do not restrict the ability of the Station Subsidiaries to make cash distributions to the Company.

Accordingly, set forth below is certain condensed consolidating and consolidated financial information for the parent company, Big City Radio, Inc. and for the Subsidiary Guarantors, with consolidation adjustments, as of June 30, 2003 and for the six months ended June 30, 2002 and 2003.

Consolidating Balance Sheet

As of June 30, 2003

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$541,000	$—	$541,000	$—	$541,000
Marketable securities	43,275,000	—	43,275,000	—	43,275,000
Accounts receivable, net of allowance	68,000	—	68,000	—	68,000
Interest receivable	1,000	—	1,000	—	1,000
Assets held for sale	75,000	435,000	510,000	—	510,000
Prepaid expenses and other current assets	3,490,000	—	3,490,000	—	3,490,000
Total current assets	47,450,000	435,000	47,885,000	—	47,885,000
Property and equipment, net	14,000	—	14,000	—	14,000
Investment in, and advances to subsidiaries	435,000	—	435,000	(435,000)	—
Other assets	16,000	—	16,000	—	16,000
Total assets	$47,915,000	$435,000	$48,350,000	$(435,000)	$47,915,000

Liabilities and stockholders’ equity (deficiency)
Accounts payable	$948,000	$—	$948,000	$—	$948,000
Accrued expenses	3,951,000	—	3,951,000	—	3,951,000
Interest payable	5,530,000	—	5,530,000	—	5,530,000
Deferred income tax	9,967,000	—	9,967,000	—	9,967,000
Total current liabilities	20,396,000	—	20,396,000	—	20,396,000

Long-term liabilities
Deferred income tax liabilities and
Other long-term liabilities	6,000	—	6,000	—	6,000
Intercompany balances	—	542,000	542,000	(542,000)	—
Total long-term liabilities	6,000	542,000	548,000	(542,000)	6,000
Stockholders’ equity (deficiency)
Preferred and common stock, and additional paid-in capital	29,637,000	—	29,637,000	—	29,637,000
Accumulated deficit	(2,124,000)	(107,000)	(2,231,000)	107,000	(2,124,000)
Total liabilities and stockholders’ equity (deficiency)	$47,915,000	$435,000	$48,350,000	$(435,000)	$47,915,000

Consolidating Statement of Operations for the six months ended June 30, 2002

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated

Net revenues	$—	$—	$—	$—	$—
Operating expenses:
Corporate, general and administrative expenses	1,916,000	—	1,916,000	—	1,916,000
Depreciation and amortization	60,000	—	60,000	—	60,000
Total operating expenses	1,976,000	—	1,976,000	—	1,976,000
Operating loss	(1,976,000)	—	(1,976,000)	—	(1,976,000)
Other income (expenses)
Interest income/(expense)	105,000	—	105,000	—	105,000
Other, net	15,000	—	15,000	—	15,000
Total other income	120,000	—	120,000	—	120,000
Loss before income tax benefit, and equity in losses of Subsidiary Guarantors	(1,856,000)	—	(1,856,000)	—	(1,856,000)
Income tax expense, net	(8,631,000)	—	(8,631,000)	—	(8,631,000)
Loss before equity in losses of Subsidiary Guarantors	(10,487,000)	—	(10,487,000)	—	(10,487,000)
Equity in net losses of Subsidiary Guarantors	—	—	—	—	—
Loss on discontinued operations	(13,637,000)	—	(13,637,000)	—	(13,637,000)
Net loss	$(24,124,000)	$—	$(24,124,000)	$—	$(24,124,000)

Consolidating Statement of Operations for the six months ended June 30, 2003

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated

Net revenues	$—	$—	$—	$—	$—
Operating expenses:
Corporate, general and administrative expenses	4,688,000	—	4,688,000	—	4,688,000
Depreciation and amortization	50,000	—	50,000	—	50,000
Total operating expenses	4,738,000	—	4,738,000	—	4,738,000
Operating loss	(4,738,000)	—	(4,738,000)	—	(4,738,000)
Other income (expenses)
Interest income/	8,000	—	8,000	—	8,000
Loss on disposal of fixed assets	(245,000)	—	(245,000)	—	(245,000)
Gain on sales of marketable securities	665,000	—	665,000	—	665,000
Unrealized gain on marketable securities	17,544,000	—	17,544,000	—	17,544,000
Other, net	61,000	—	61,000	—	61,000
Total other income	18,033,000	—	18,033,000	—	18,033,000
Income before income tax benefit, and equity in losses of Subsidiary Guarantors	13,295,000	—	13,295,000	—	13,663,000
Income tax expense, net	(5,588,000)	—	(5,588,000)	—	(5,588,000)
Income before equity in income of Subsidiary Guarantors	7,707,000	—	7,707,000	—	7,707,000
Equity in net income of Subsidiary Guarantors	—	—	—	—	—
Income from discontinued operations	125,155,000		125,155,000		125,155,000
Net income	$132,862,000	$—	$132,862,000	$—	$132,862,000

Consolidating Statement of Cash Flows for the six months ended June 30, 2002

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net cash used in operating activities	$(2,314,000)	$—	$(2,314,000)	$—	$(2,314,000)
Cash flows from investing activities:
Sales of marketable securities	10,567,000	—	10,567,000	—	10,567,000
Decrease in cash held in restricted investment	24,000	—	24,000	—	24,000
Net cash provided by investing activities	10,591,000	—	10,591,000	—	10,591,000
Net cash provided by financing activities	—	—	—	—	—
Cash flows used in discontinuing operations	(11,167,000)	—	(11,167,000)	—	(11,167,000)
Change in cash and cash equivalents	(2,890,000)	—	(2,890,000)	—	(2,890,000)
Cash and cash equivalents at beginning of year	3,194,000	—	3,194,000	—	3,194,000
Cash and cash equivalents at end of period	$304,000	$—	$304,000	$—	$304,000

Consolidating Statement of Cash Flows for the six months ended June 30, 2003

	Parent	Subsidiary Guarantors	Sub-total	Consolidation Adjustments	Consolidated
Net cash used in operating activities	$(1,337,000)	$—	$(1,337,000)	$—	$(1,337,000)
Cash flows from investing activities:
Sales of marketable securities	1,240,000	—	1,240,000	—	1,240,000
Decrease in cash held in restricted investment	1,085,000	—	1,085,000	—	1,085,000
Net cash provided by investing activities	2,325,000	—	2,325,000	—	2,325,000
Net cash provided by financing activities	—	—	—	—	—
Cash flows used in discontinuing operations	(1,179,000)	—	(1,179,000)	—	(1,179,000)
Change in cash and cash equivalents	(191,000)	—	(191,000)	—	(191,000)
Cash and cash equivalents at beginning of year	732,000	—	732,000	—	732,000
Cash and cash equivalents at end of period	$541,000	$—	$541,000	$—	$541,000

This summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company.  The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

6. Discontinued Operations

As described more fully in Note 7, on November 4, 2002, Big City Radio announced its intention to undertake an auction sale of all of its radio stations. This auction process has, to date, resulted in the asset disposition transactions detailed below, which have resulted in the sale of eleven of the twelve FCC licenses owned by the Company. Its radio station operations have been presented as discontinued operations. The Company’s consolidated financial statements for all periods presented have been adjusted to reflect the radio station operations as discontinued operations in accordance with SFAS No.144.

Summarized financial information for the discontinued radio operations is as follows:

Radio operations

	June 30, 2003	December 31, 2002
Property and equipment, net	$75,000	$3,246,000
Intangibles, net	435,000	76,325,000
Net assets - discontinued radio operations	$510,000	$79,571,000

At June 30, 2003 and December 31, 2002, the Company’s property and equipment and intangible assets from the discontinued operations were reported as assets held for sale.

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Gross revenues	$96,000	$3,817,000	$1,267,000	$7,437,000
Less commissions and fees	—	382,000	28,000	673,000
Net revenues	96,000	3,435,000	1,239,000	6,764,000
Operating expenses:
Stations operating expenses, excluding depreciation and amortization	3,923,000	3,832,000	6,198,000	8,037,000
Depreciation and amortization	4,000	335,000	10,000	702,000
Total operating expenses	3,927,000	4,167,000	6,208,000	8,739,000
Operating loss from discontinued operations	(3,831,000)	(732,000)	(4,969,000)	(1,975,000)
Other income (expenses):
Gain on sale of radio stations	141,310,000	—	141,310,000	—
Loss on disposal of fixed assets	(57,000)	—	(57,000)	—
Interest expense	(656,000)	(5,045,000)	(6,892,000)	(10,037,000)
Other, net	17,000	41,000	142,000	(30,000)
Total other income/(expenses)	140,614,000	(5,004,000)	134,503,000	(10,067,000)
Income/(loss) before income tax	136,783,000	(5,736,000)	129,534,000	(12,042,000)
Income tax expense	4,379,000	500,000	4,379,000	1,000,000
Income/(loss) from discontinued operations....	$132,404,000	$(6,236,000)	$125,155,000	$(13,042,000)

On December 23, 2002, the Company entered into an asset purchase agreement to sell its radio stations KLYY-FM Arcadia, California, KSYY-FM Fallbrook, California and KVYY-FM Ventura, California to Entravision Communications Corporation (Entravision or EVC) for a combined purchase consideration of $100 million in cash and 3,766,478 shares of Entravision’s Class A Common Stock. This sale was completed on April 16, 2003. On January 15, 2003, Entravision and Big City Radio entered into a time brokerage agreement following clearance of the asset sale under federal antitrust law. Under the agreement, Entravision provided programming and related services to the stations it purchased from Big City Radio through the date of completion of the asset sale. In addition Entravision was entitled to revenue and responsible for certain operating expenses. The Company has recorded the fee received related to the time brokerage agreement as revenue.

On December 30, 2002, the Company entered into an asset purchase agreement to sell its radio stations WYNY-FM Briarcliff Manor, New York, WWXY-FM Hampton Bays, New York, WWYY-FM Belvidere, New Jersey and

WWZY-FM Long Branch, New Jersey to Nassau Broadcasting Holdings, Inc. for a total consideration of $43 million in cash. This sale was completed on April 2, 2003.

On December 31, 2002, the Company entered into an asset purchase agreement to sell its radio stations WDEK-FM DeKalb, Illinois, WKIE-FM Arlington Heights, Illinois and WKIF-FM Kankakee, Illinois to Spanish Broadcasting Systems, Inc. (SBS) for a total consideration of $22 million in cash. This sale was completed on April 4, 2003. On December 31, 2002, SBS and Big City Radio entered into a time brokerage agreement. Under the agreement, SBS provided programming and related services to the stations it purchased from Big City Radio through the date of completion of the asset sale. In addition SBS was entitled to revenue and responsible for certain operating expenses. The Company has recorded the fee received related to the time brokerage agreement as revenue.

On January 2, 2003, the Company entered into an asset purchase agreement to sell its radio station WXXY-FM Highland Park, Illinois to HBC for a total consideration of $32.875 million in cash. On January 10, 2003, HBC and Big City Radio entered into a time brokerage agreement. Under the agreement, HBC provided programming and related services to the stations it was purchasing from Big City Radio until the asset sale was completed. In addition HBC was entitled to revenue and was responsible for certain operating expenses. The Company recorded the fee received related to the time brokerage agreement as revenue. On May 2, 2003, the Company and HBC amended these agreements resulting in the transfer, on that date, of certain non-license assets used in the operation of the radio station. HBC paid $29.875 million of the $32.875 million purchase price to Big City Radio and the remaining $3 million was due at the earlier of 18 months from May 2, 2003 or  the transfer of the FCC licenses, which took place on July 18, 2003. As the $3 million was not contingent on the transfer of the license, the Company included such amount in the gain on sale of the station

During June 2002, the Company discontinued the operation of UPF (which was comprised solely of publishing operations), and wrote-off the remaining $108,000 of goodwill associated with its acquisition. The decision to terminate publishing operations was made in response to the continued downturn in the music industry advertising marketplace. As UPF’s publishing operation represented the only publishing operations of Big City Radio, Inc., the Company’s consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No.144.

Summarized financial information for the discontinued publishing operations is as follows:

Publishing operations

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net revenues	$—	$41,000	$—	$127,000
Operating expenses	—	423,000	—	722,000
Loss from discontinued operations	$—	$(382,000)	$—	$(595,000)

The following table summarizes the cash flow information from the discontinued radio and publishing operations:

Discontinued operations

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income/(loss) from discontinued operations	$125,155,000	$(13,637,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,000	340,000
Deferred income tax expense	4,379,000	1,000,000
Non cash interest	1,441,000	326,000
Loss on disposal of fixed assets	57,000	28,000
Impairment loss on intangible assets	—	108,000
Gain on sale of stations	(141,310,000)	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets:
Accounts receivable	1,926,000	1,091,000
Other receivable, holdback on sale of Chicago Stations	(3,000,000)	—
Prepaid expenses and other current assets	125,000	(39,000)
Other assets	149,000	(59,000)
Increase (decrease) in liabilities:
Accounts payable	(121,000)	(557,000)
Accrued expenses	(429,000)	(165,000)
Interest payable	(10,453,000)	(81,000)
Other liabilities	(369,000)	(16,000)
Net cash used in operating activities	(22,440,000)	(11,661,000)
Cash flows from investing activities:
Purchase of property and equipment	—	(174,000)
Cash received for radio stations sold	195,261,000	—
Cash received for disposal of fixed assets	—	295,000
Net cash provided by investing activities	195,261,000	121,000
Cash flow from financing activities
Repayment of senior discount notes	(174,000,000)	—
Net cash used in financing activities	(174,000,000)	—

Cash used in discontinued operations.	$(1,179,000)	$(11,540,000)

7.              Liquidity and Going Concern

As is described more fully below, events of default exist under the Indenture governing Big City Radio’s Notes and Big City Radio entered into a Forbearance Agreement with the holders of approximately $128 million principal amount at maturity of the Notes, although the Forbearance Agreement did not prevent the trustee under the Indenture or note-holders that were not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein.

Since its inception, Big City Radio incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. During the quarter ended June 30, 2003, the Company completed three of four planned asset sale transactions, and also amended the fourth transaction to sell certain non-license assets (see notes 6 and 8). As a result of these transactions, the Company has sold the majority of its operating assets and now owns only WYXX-FM in Morris, Illinois. The Company remains a party to some contracts formerly used in the operations of the sold radio stations which were not assumed by the purchasers of its radio properties. The Company does not expect to incur material obligations under these contracts. As a further result of the completed asset sales and the realized and unrealized gains in the Entravision Class A common stock since April 16, 2003, the date the Entravision transaction was completed, the Company has reported a total estimated tax provision for Federal and State taxes  of  approximately $10 million. This total provision was estimated assuming the liquidation of the Entravision Class A common stock at its closing price on June 30, 2003. The Company has contractual liabilities to management under employment arrangements estimated as approximately $2.2 million. As a result, Big City expects to generate net operating losses for the foreseeable future.

Prior to completion of the asset sales described above, Big City Radio met its working capital needs primarily through borrowings, including loans from Big City Radio’s principal stockholders, Stuart and Anita Subotnick, loans under credit facilities, and proceeds from the issuance of the senior notes in March 1998. From October 31, 2001 to the completion of the asset sales, Big City Radio has met its working capital needs primarily from the proceeds of the sale of Big City Radio’s Phoenix radio stations which it completed on that date.

Big City Radio completed a sale of $174 million aggregate principal amount at maturity of senior notes on March 17, 1998, generating approximately $125.4 million of gross proceeds. Big City Radio used approximately $32.6 million of these proceeds to repay outstanding indebtedness under a credit facility with The Chase Manhattan Bank entered into in 1996. Big City Radio used the proceeds of the senior notes offering to finance the acquisition costs of radio station properties and for general working capital purpose.

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

On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34,000,000. The indenture governing the senior notes permited Big City Radio to reinvest the approximately $18,000,000 of proceeds which remained from the sale of the Phoenix stations after the repayment of the bridge loan in broadcast assets for a period up to one year from the date of these asset sales. Thereafter, any net proceeds that were not timely reinvested in broadcast assets were required to be used to make an offer to repurchase senior notes. As described above, Big City Radio used a portion of the proceeds to repay indebtedness under the bridge loan and to fund the semi-annual interest payment due on the senior notes on March 15, 2002. Big City Radio used the remaining proceeds to fund its ongoing operations, and did not reinvest such proceeds in broadcast assets. Big City Radio did not make the required offer to repurchase senior notes, because it did not have sufficient cash resources to consummate such an offer. Its failure to make an offer to repurchase constitutes an event of default under the indenture.

The Company failed to make the semi-annual interest payment of $9,800,000 due on the senior notes on September 15, 2002. Big City Radio’s cash resources were insufficient to enable Big City Radio to make the semi-annual interest payment within the 30-day grace period provided under the indenture. The grace period expired on October 15, 2002, thereby resulting in an additional event of default under the indenture. On October 17, 2002, pursuant to the indenture, holders of the senior notes delivered an acceleration notice to Big City Radio declaring the principal and interest on all of the senior notes to be immediately due and payable.

In light of these developments, the Company evaluated its strategic alternatives and the most efficient use of its capital. On November 4, 2002, Big City Radio announced it had retained Jorgenson Broadcast Brokerage to market and conduct an auction sale of all of Big City Radio’s radio stations.

On November 13, 2002, Big City Radio, and the holders of approximately $128,000,000 in principal amount of the senior notes acting through an ad hoc committee of noteholders, entered into a forbearance agreement. Under the forbearance agreement, the signatory noteholders agreed to forebear, through January 31, 2003 (later extended to March 31, 2003 and subsequently to April 30, 2003), from taking, initiating or continuing any action to enforce the Company’s payment obligations under the senior notes, including, without limitation, any involuntary bankruptcy filing against the Company, or against any property, officers, directors, employees or agents of the Company to collect on or enforce payment of any indebtedness or obligations, or to otherwise assert  any claims or causes of action seeking payment under the senior notes, in each case arising under or relating to the payment default or the default arising from the failure to make the required offer to repurchase senior notes or other existing defaults known to the signatory noteholders as of November 13, 2002. Under the forbearance agreement, the Company agreed to conduct the auction of its radio stations in a good faith manner designed to sell the assets as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. If the signatory noteholders reasonably believed that the Company was not conducting the auction process in good faith or was not operating or managing the business and financial affairs of the Company in good faith in the ordinary course and consistent with past practices, they could have notified the Company in writing and could have elected to terminate the forbearance agreement. The Company further agreed not to pay, discharge or satisfy any liability or obligation except for obligations reflected on the Company’s balance sheet as of December 31, 2001 or incurred in the ordinary course since that date which were paid, discharged or satisfied for fair and equivalent valued in the ordinary course of business and consistent with past practices. The forbearance agreement did not prevent the trustee under the indenture or noteholders that are not parties to the forbearance agreement from pursuing remedies under the indenture.

Big City Radio and the noteholders executed an amendment to the forbearance agreement as of January 14, 2003, in which the expiration date of the forbearance period was extended from January 31, 2003 through and including March 31, 2003. The forbearance agreement was further amended to provide that:

•                  Big City Radio would pay the noteholders the net cash proceeds of any asset sale within five business days after the completion of such asset sale, until such time as the noteholders had received cash in an amount equal to all principal of, and accrued and unpaid interest on, the senior notes;

•                  the forbearance agreement could be terminated by either Big City Radio or the ad hoc committee upon written notice if:

•                  any party to the forbearance agreement failed to perform any of its obligations, or breached any of its representations, covenants or warranties, under the forbearance agreement,

•                  Big City Radio or any party to any asset purchase agreement for any asset sale which Big City Radio had publicly announced on or before January 6, 2003 breached any representation, warranty or covenant in such asset purchase agreement, and did not cure such breach within ten days, or

•                  one or more of the asset purchase agreements was terminated or modified in any material respect; and

•                  Big City Radio was required to immediately notify the ad hoc committee by written notice of:

•                  any breach by Big City Radio of the forbearance agreement,

•                  any breach by Big City Radio or any other party of any of the foregoing asset purchase agreements, whether or not such breach was curable, and

•                  any termination by Big City Radio or any other party thereto of any such asset purchase agreements.

In addition, the forbearance agreement provided that it would automatically terminate upon the filing of a voluntary or involuntary petition under the insolvency or bankruptcy laws of the United States or any state with respect to Big City Radio, except that, upon the filing of an involuntary bankruptcy petition by unaffiliated, arm’s length creditors, Big City Radio would have a period of ten days to obtain the dismissal or withdrawal of such a petition before the forbearance agreement terminated as a result of the filing. In March 2003, a second amendment to the forbearance agreement was signed extending the forbearance period through and including April 30, 2003. Although Big City Radio and the signatory noteholders discussed a further extension of the forbearance period, no such extension was executed.  Accordingly, if any amounts remain to be paid under the Indenture governing the Notes, the signatory noteholders are presently able to exercise any and all remedies under the Indenture governing the Notes.

Between December 23, 2002 and January 2, 2003, Big City Radio signed asset purchase agreements to sell eleven of the twelve FCC radio stations that it owned. In May 2003, the parties amended the HBC asset purchase agreement permitting the transfer of non-license assets in exchange for an initial payment of $29.875 million with a second and final payment of $3.0 million to be made upon the transfer of the FCC license, which transfer was effected and which payment was received on July 18, 2003. Following the completion of these four asset purchase agreements, the Company has received gross cash proceeds of approximately $197.9 million and 3,766,478 shares of Entravision’s Class A Common Stock. Under the senior notes forbearance agreement described above, Big City Radio is obligated to apply the net proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. The Company has paid the trustee for the bondholders approximately $195.4 million. The Company is holding discussions with bondholders and the trustee to determine what additional amounts, if any, are required to be paid by the Company to the Trustee for the benefit of the bondholders. These discussions concern whether interest on interest was due and payable and whether interest ceased to accrue on the dates on which payments were made by the Company to the Trustee, or whether interest continued to accrue until such subsequent dates on which the Trustee made distributions to the bondholders. Depending on the outcome of these discussions, the Company could be liable to the bondholders in an additional amount of up to $1.28 million.  As of June 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

Big City Radio will apply the net proceeds from the sale of its sole remaining radio station asset, together with its other liquidity sources, to pay any remaining principal and interest due on the Notes and to pay expenses relating to the asset sales, including employee severance, contractual liabilities to management under employment arrangements, tax liabilities and expenses associated with termination of contracts not assumed by the buyers, as well as trade payables and other operating expenses.

If Big City Radio sells its sole remaining radio station, it will have disposed of all of its operating properties. Its principal sources of liquidity will then consist of cash on hand, amounts earned on the investment of such cash and the shares of Entravision Stock received in the sale of the Los Angeles radio stations to Entravision. During the quarter ended June 30, 2003, Big City Radio commenced a program of selling some of the shares of Entravision Stock. As of August 1, 2003, Big City Radio had sold an aggregate of 620,700 shares of Entravision Stock for total proceeds of $6,815,000. Big City Radio will continue to seek additional liquidity by selling shares of the Entravision Stock, although any such sales will be subject to numerous factors including market conditions and the timing of the Company’s future cash obligations. Big City Radio believes that these liquidity sources will be sufficient to meet its short-term cash needs.

The amount and nature of Big City Radio’s long-term liquidity needs will depend on, among other things, a decision by the board of directors regarding future operations, if any, of Big City Radio.

8. Subsequent Events

On May 2, 2003, the Company and HBC signed (i) a Second Amendment to the Asset Purchase Agreement dated January 2, 2003 (as amended by the First Amendment to Asset Purchase Agreement dated as of January 10, 2003), and (ii) an Amended and Restated Time Brokerage Agreement. On this date, Big City Radio transferred non-license assets used in the operation of the radio station to HBC in return for an initial payment of $29.875 million, which the Company used to pay $29.4 million to the trustee for the bondholders to pay down principal and interest on the senior notes. Under the terms of the Second Amendment, the remaining $3 million was be paid on the earlier of (i) the date of receipt of initial FCC approval of the transfer of the FCC station license to HBC, or (ii) if HBC had not assigned the Agreement to an unaffiliated third party prior to the eighteen month anniversary date of the Second Amendment, then the eighteenth month date. On July 18, 2003 following receipt of the initial FCC approval for the transfer of the FCC license to HBC, the Company received the remaining $3 million from HBC and transferred the FCC license to HBC. This amount was paid to the trustee for the bondholders.

On July 21, 2003, the Company paid an additional $2.5 million to the trustee for the bondholders bringing the total paid by the Company to the trustees for the bondholders to approximately $195.4 million. The Company is holding discussions with bondholders and the trustee to determine what additional amounts, if any, are required to be paid by the Company to the Trustee for the benefit of the bondholders. These discussions concern whether interest on interest was due and payable and whether interest ceased to accrue on the dates on which payments were made by the Company to the Trustee, or whether interest continued to accrue until such subsequent dates on which the Trustee made distributions to the bondholders. Depending on the outcome of these discussions, the Company could be liable to the bondholders in an additional amount of up to $1.28 million.  As of June 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

The Company is in the final stages of conducting an auction for its sole remaining radio station, WYXX-FM in Morris, Illinois, and is endeavoring to enter into a definitive agreement for the station in the near-term. It is anticipated that the purchase price for the station will be approximately $500,000.

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

Recent Developments

Since its inception, Big City Radio has incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. As of March 31, 2003, Big City Radio had incurred a cumulative cash flow deficit of approximately $165 million and a cumulative net loss of approximately $144 million. During the quarter ended June 30, 2003, Big City Radio sold eleven of its twelve radio stations in transactions resulting from an auction process that it announced on November 4, 2002.  Between December 24, 2002 and January 2, 2003, Big City Radio signed four separate definitive asset purchase agreements to sell eleven of its twelve FCC FM licenses. Big City Radio entered into these agreement to raise the funds necessary to pay all principal of, and accrued and unpaid interest on, its 11¼% Senior Discount Notes (“the Notes” or “senior notes”) due 2005. Noteholders had accelerated payment of the senior notes as a result of defaults by Big City Radio under the Notes. None of these transactions was conditioned on the completion of any other transaction. In April 2003, the Company completed the sale of all of the stations that were the subject of these agreements, other than radio station WVIV-FM (formerly WXXY-FM) Highland Park, Illinois, which was sold to HBC for a total consideration of $32.875 million in cash. In May 2003, the Company amended its agreement with HBC, as a result of which it received $29.875 million for the non-FCC license assets. On July 18, 2003, HBC paid the remaining $3 million and the Company transferred the FCC license.

Big City Radio’s board of directors unanimously approved the asset sales and determined that the sales were in the best interests of Big City Radio and its stockholders and creditors. Big City Radio also obtained stockholder approval of the asset sales by the written consent of the holders of a majority of the voting power of Big City Radio common stock in accordance with the requirements of Delaware law and Big City Radio’s certificate of incorporation. As is described more fully below, events of default exist under the Indenture governing the Company’s Notes and the Company entered into a Forbearance Agreement with the holders of approximately $128 million principal amount at maturity of the Notes, although the Forbearance Agreement did not prevent the trustee under the Indenture or note-holders that were not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein, including an involuntary bankruptcy filing. Big City Radio and the noteholders executed an amendment to the forbearance agreement as of January 14, 2003, in which the parties extended the expiration date of the forbearance period from January 31, 2003 through and including March 31, 2003. The parties executed a second amendment to the forbearance agreement extending the forbearance period through and including April 30, 2003. Although Big City Radio and the signatory noteholders discussed a further extension of the forbearance period, no such extension was executed and the Company cannot provide any assurances that a further extension will be forthcoming. Accordingly, if any amounts remain to be paid under the Indenture governing the Notes, the signatory noteholders are presently able to exercise any and all remedies under the Indenture governing the Notes, including an involuntary bankruptcy filing.

No assurances can be provided that the Company will be successful in selling its remaining station. While the Company has some sources of liquidity, namely cash on hand of approximately $690,000, and marketable securities with a value of approximately $38,453,000 as of July 30, 2003, it has future cash obligations including a possible final payment to the bondholders which is currently the subject of discussions with bondholders and the trustee, unpaid expenses relating to the asset sales including professional fees, employee severance and contractual payments to management under employment arrangements, Federal and State tax liabilities resulting from the sale of the radio stations and the realized and unrealized gains on the Entravision Class A common stock received in one of the asset sales, expenses associated with the termination of some contracts not assumed by buyers of the radio station assets and trade payables. Although the Company believes it will have sufficient resources, there can be no assurances that the sale of the remaining station and future sales of the marketable securities will enable the Company to meet these obligations. In the absence of sufficient resources, the Company will consider other strategic alternatives including filing for protection under the United States bankruptcy code. In addition, because an event of default exists under the Company’s Indenture, the Company could also be subject to an involuntary filing under the bankruptcy code.

Commencing in 2002, Big City Radio’s Class A Common Stock, which is listed on the American Stock Exchange, was subject to a listing review and related proceedings by the Exchange. nder the Exchange’s requirements as communicated to Big City Radio in connection with these proceedings, Big City Radio’s Class A common stock remains subject to delisting due to the fact that after the completion of the auction sale of its radio station properties, Big City Radio would not retain any of its existing assets and, for a period of time, may not continue to be an operating company. If the Exchange delists Big City Radio’s Class A Common Stock, the liquidity and the market price of its Class A Common Stock would be adversely affected. In light of the number and complexity of the issues facing the Company noted above, the Company cannot give any assurance that the Class A Common Stock will not be delisted.

General

Throughout the periods presented in this quarterly report on Form 10-Q, Big City Radio owned and operated radio stations in three of the largest radio markets in the United States. During the quarter ended June 30, 2003, the Company sold eleven of its twelve FCC licenses. Big City Radio’s radio broadcast properties were located in or adjacent to major metropolitan markets and utilized innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into metropolitan radio stations. The remaining FCC radio station license is held for sale.

Big City Radio’s financial results were dependent on a number of factors, including the general strength of the local and national economies, local market competition, the relative efficiency and effectiveness of radio broadcasting compared to other advertising media, governmental regulation and policies, and Big City Radio’s ability to provide popular programming.

Big City Radio’s primary source of revenue was the sale of advertising. Each station’s total revenue was determined by the number of advertisements aired by the station and the advertising rates that the station is able to charge. Until it discontinued its publishing operations in June 2002, Big City Radio derived publishing revenues principally from the sale of advertising announcements and from contract graphic design projects.

Because Big City Radio’s strategy involved developing brand new metropolitan area radio stations, the initial revenue base was zero and subject to factors other than ratings and radio broadcasting seasonality. After a station start-up period, as is typical in the radio broadcasting industry, Big City Radio’s first calendar quarter generally would produce the lowest revenues for the year, and the fourth quarter generally would produce the highest revenues for the year. Big City Radio’s operating results in any period were affected by the incurrence of advertising and promotional expenses that do not produce commensurate revenues in the period in which the expenses were incurred.

In each of its markets, Big City Radio sought to maximize the operating results of its broadcast properties by selecting the most competitively viable formats, engaging experienced and talented management, and optimizing the signal coverage of its transmitting facilities.

The independent auditor’s reports on Big City Radio’s financial statements for each of the last three fiscal years have stated that Big City Radio’s recurring losses from operations, negative cash flows from operations, stockholders’ deficiency and default under the terms of its senior notes raise substantial doubt about Big City Radio’s ability to continue as a going concern. Because of the severe constraints on its liquidity, defaults arose under the Indenture governing the Company’s $174,000,000 principal amount of senior notes. As a result, holders of the requisite amount of the notes have declared the principal and interest on the senior notes to be due and payable, and Big City Radio agreed with the holders of approximately 75% of the notes to conduct an auction sale of substantially all of its operating properties as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. In the quarter ended June 30, 2003, Big City Radio reported its previously announced asset sales. Big City Radio had collected approximately $197.9 million in cash and 3,766,478 shares of Entravision Stock from these sales. As of that date, the Company has paid the trustee for the bondholders approximately $195.4 million. The Company is holding discussions with bondholders and the trustee to determine what additional amounts, if any, are required to be paid by the Company to the Trustee for the benefit of the bondholders. These discussions concern whether interest on interest was due and payable and whether interest ceased to accrue on the dates on which payments were made by the Company to the Trustee, or whether interest continued to accrue until such subsequent dates on which the Trustee made distributions to the bondholders. Depending on the outcome of these discussions, the Company could be liable to the bondholders in an additional amount of up to $1.28 million.  As of June 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

The majority of Big City Radio’s broadcast properties were in various stages of development, either as a result of recently granted or pending requests to the FCC for enhancements or upgrades or as a result of having recently changed formats. As a result, since its inception, Big City Radio incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. Big City Radio’s original business plan envisioned that Big City Radio would generate sufficient cash flows from operations to fund its operating requirements and capital needs and to service interest payments on the senior notes when those interest payments first became due. Although Big City Radio sold the senior notes in March 1998, the senior notes were issued at an original issue discount, and no note interest was payable in cash until September 15, 2001. Big City Radio’s inability to generate sufficient cash flows from operations to meet all of its cash needs was attributable to a number of factors, including an adverse competitive environment, a downturn in the demand for music industry advertising, which resulted in discontinuation of the internet and publishing businesses, and the reduction in listening levels and resulting ratings for some of Big City Radio’s original station formats. Although a change in station formats produced an improvement in net revenues, the enhanced revenues were not sufficient in most markets to offset station operating expenses and other costs.

Big City Radio’s liquidity crisis was precipitated by its lack of ability to generate operating income and its obligation to make semi-annual interest payments of $9.8 million on its senior notes beginning on September 15, 2001. Although it was able to make the first two such interest payments, Big City Radio had to fund those payments from the proceeds of additional borrowings and the sale of its four Phoenix stations in October 2001. To address its liquidity problems, Big City Radio has sought to reduce expenses by decreasing capital expenditures and expenditures for promotional and programming activities and by reducing corporate, general and administrative expenses through employee terminations. These measures to decrease operating expenses further limited Big City Radio’s ability to compete effectively during a time of industry-wide consolidation and the exposure of smaller, less well-capitalized companies to continued deterioration in the national and regional advertising markets.

As noted elsewhere in this report, the results of all radio station and publishing operations discontinued in 2002 have been classified as losses from discontinued operations.

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Corporate, general and administrative expenses for the three months ended June 30, 2003 were $2,509,000 compared with $1,000,000 for the three months ended June 30, 2002, an increase of $1,509,000, or 150.9%. The increase was primarily attributable to the following factors:

•                  higher legal and professional fees expense related to the sale of stations;

•                  higher accounting and filing fees expense related to the sale of stations;

•                  higher insurance costs, and

•                  fees incurred related to the termination of the Miami facility lease agreement during May 2003.

Depreciation and amortization expenses for the three months ended June 30, 2003 were $21,000 compared with $30,000 for the three months ended June 30, 2002, a decrease of $9,000, or 30.0%. The decrease was primarily attributable to the disposal of $245,000 of fixed assets related to the Miami facility.

Interest income for the three months ended June 30, 2003 was $3,000 compared to $31,000 for the three months ended June 30, 2002, which represented a decrease of $28,000 or 90.3%. This decrease was primarily attributable to lower average balance of investments in the Company’s marketable securities excluding Entravision Class A common stock.

Loss on Disposal of fixed asset for the three months ended June 30, 2003 was $245,000. In May 2003, the Company terminated its Miami facility lease agreement and abandoned the leasehold improvements related to this facility. The loss on this disposal was $245,000 for the three months ended June 30, 2003.

Gain on sales of marketable securities for the three months ended June 30, 2003 was $665,000. During the quarter ended June 30, 2003, the Company sold 156,600 shares of Entravision Class A common stock to generate cash to pay interest on its Senior Discount Notes. The realized gain on these sales was $665,000. There was no such gain for the three months ended June 30, 2002.

Unrealized gain on marketable securities for the three months ended June 30, 2003 was $17,544,000. On April 16, 2003, the Company sold its LA stations to Entravision and received $100 million in cash and 3,766,478 shares of Entravision Class A common stock.  The Company has classified these securities as trading securities. As of June 30, 2003, the Company has 3,609,878 shares of Entravision Class A common stock, and at such date, the unrealized gain on these securities was $17,544,000.

Income tax expense for the three months ended June 30, 2003 was $5,588,000, compared to $0 for the three months ended June 30, 2002. The deferred tax expense for the three months ended June 30, 2003, relates to the gain on sales of marketable securities, and a tax provision for the unrealized gain of $17,544,000 on the remaining 3,609,878 shares of Entravision Class A common stock which are treated as trading securities and reported at fair value.

Income from discontinued operations for the three months ended June 30, 2003 was $132,404,000 compared with a loss of $6,618,000 for the three months ended June 30, 2002.   This change was primarily attributable to (i) gain on sale of stations of $141,310,000 during the second quarter of 2003, and (ii) decreased interest expense resulting from the repayment of the senior notes during the second quarter of 2003. Partially offsetting these items, was an increased income tax expense of $3,879,000 related to the sale of the radio stations during the quarter ended June 30, 2003, and costs associated with the radio station sales of $3,400,000 related to lease termination and employee costs during the three months ended June 30, 2003. It should be noted that under the time brokerage agreements, which were in place during the quarter ended June 30, 2003 up to the date of sale of the Los Angeles and Chicago radio stations, the Company recorded fees received as revenue. In addition, station revenues were generated by third parties and such parties were responsible for some operating expenses. These third party station revenues and expenses have been excluded from the Company’s results.

Net Income for the three months ended June 30, 2003 was $142,268,000 compared with a net loss of $7,618,000 for the three months ended June 30, 2002. This change was primarily attributable to the gain on sale of stations, lower interest expense, the gain on sale of marketable securities and an unrealized gain on marketable securities for the three months ended June 30, 2003, partially offset by increased corporate, general and administrative expenses, a loss on disposal of fixed assets, and increased income tax expense in the three months ended June 30, 2003, when compared to the three months ended June 30, 2002.

Six Months Ended June 30, 2003 compared  with Six Months Ended June 30, 2002

Corporate, general and administrative expenses for the six months ended June 30, 2003 were $4,688,000 compared with $1,916,000 for the six months ended June 30, 2002, an increase of $2,772,000, or 144.7%. The increase was primarily attributable to the following factors:

•                  higher legal and professional fees expense related to the sale of stations;

•                  higher accounting and filing fees expense related to the sale of stations;

•                  higher insurance costs, and

•                  fees incurred related to the termination of the Miami facility lease agreement during May 2003.

Depreciation and amortization expenses for the six months ended June 30, 2003 were $50,000 compared with $60,000 for the six months ended June 30, 2002, a decrease of $10,000, or 16.7%. The decrease was primarily attributable to the disposal of $245,000 of fixed assets related to the Miami facility.

Interest income for the six months ended  June 30, 2003 was $8,000 compared to $105,000 for the six months ended June 30, 2002, which represented a decrease of $97,000 or 92.4%. This decrease was primarily attributable to lower average balance of investments in marketable securities.

Loss on Disposal of fixed asset for the six months ended June 30, 2003 was $245,000. In May 2003, the Company terminated its Miami facility lease agreement and abandoned the leasehold improvements related to this facility. The loss on this disposal was $245,000 for the six months ended June 30, 2003.

Gain on sales of marketable securities for the six months ended June 30, 2003 was $665,000. During the quarter ended June 30, 2003, the Company sold 156,600 shares of Entravision Class A common stock to generate cash to pay interest on its senior discount notes. The realized gain on these sales was $665,000. There was no such gain for the six months ended June 30, 2002.

Unrealized gain on marketable securities for the six months ended June 30, 2003 was $17,544,000. On April 16, 2003, the Company sold its LA stations to Entravision and received $100 million in cash and 3,766,478 shares of Entravision Class A common stock.  The Company has classified these securities as trading securities. As of June 30, 2003, the Company has 3,609,878 shares of Entravision Class A common stock, and at such date, the unrealized gain on these securities was $17,544,000.

Income tax expense for the six months ended June 30, 2003 was $5,588,000, compared to $8,631,000 for the six months ended June 30, 2002, which represented a decrease of $3,043,000 or 35.3%. The deferred tax expense for the six months ended June 30, 2003, relates to the gain on sale of marketable securities and a tax provision for the unrealized gain of $17,544,000 on the remaining 3,609,878 shares of Entravision Class A common stock which are treated as trading securities and reported at fair value. On January 1, 2002, the Company adopted provision of SFAS 142 and stopped amortizing its FCC broadcast license as these intangible assets were determined to have an indefinite useful life. Accordingly, deferred tax liabilities related to these intangible assets could no longer be utilized to support the realization of deferred tax benefits. The Company has restated its quarterly results to record an additional deferred tax valuation allowance of approximately $8.6 million during the quarter ended March 31, 2002 and additional tax expense relating to the increase in the deferred tax liability of approximately $1.0 million for the six months ended June 30, 2003.

Income from discontinued operations for the six months ended June 30, 2003 was $125,155,000 compared with a loss of  $13,637,000 for the six months ended June 30, 2002 This change was primarily attributable to (i) gain on sale of stations of $141,310,000 during the second quarter of 2003, and (ii)

decreased interest expense resulting from the repayment of the senior notes during the second quarter of 2003. Partially offsetting these items was an increased income tax expense of $3,379,000 related to the sale of the stations during quarter ended June 30, 2003, and costs associated with the radio station sales of $3,400,000 mainly related to lease termination and employee costs during the six months ended June 30, 2003. It should be noted that under the time brokerage agreements, which were in place during the six months ended June 30, 2003 up to the date of sale of the Los Angeles and Chicago radio stations, the Company recorded fees received as revenue. In addition, station revenues were generated by third parties and such parties were responsible for some operating expenses. These third party station revenues and expenses have been excluded from the Company’s results.

Net income for the six months ended June 30, 2003 was $132,862,000 compared with a loss of $24,124,000 for the six months ended June 30, 2002. This change  was primarily attributable to the gain on sale of stations, lower interest expense, the gain on sale of marketable securities and the unrealized gain on marketable securities of $17,544,000 for the six months ended June 30, 2003, partially offset by increased corporate, general and administrative expenses, a loss  on disposal of fixed assets, and increased income tax expense in the six months ended June 30, 2003 when compared to the six months ended June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2003, Big City Radio had available approximately $43.8 million of cash, cash equivalents and marketable securities. This amount included 3,609,878 shares of Entravision Class A common stock with a closing market valuation of $40,972,000 at that date. The independent auditors’ report on Big City Radio’s financial statements for the year ended December 31, 2002 notes that recurring losses from operations and negative cash flows from operations raise substantial doubt about Big City Radio’s ability to continue as a going concern. As discussed below, because of the severe constraints on its liquidity, Big City Radio failed to make payments due on the senior notes. As a result, holders of the requisite amount of the notes declared the principal and interest on the senior notes to be due and payable, and Big City Radio agreed with the holders of approximately 75% of the notes to conduct an auction sale of its radio stations as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. During the quarter ended June 30, 2003, Big City Radio reported the completion of its previously announced sales of eleven of its twelve FCC radio licenses. During the quarter, Big City Radio received $194.9 million in cash and 3,766,478 shares of Entravision Class A common stock in respect of these asset sales. On July 18, 2003, the Company received the final payment of $3 million on the sale of the Chicago station to HBC. The Company has paid the trustee for the bondholders approximately $195.4 million.

Since its inception, Big City Radio incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. As of March 31, 2003, Big City Radio had incurred a cumulative cash flow deficit of approximately $165 million and a cumulative net loss of approximately $144 million. During the quarter ended June 30, 2003, the Company completed three of four planned asset sale transactions, and also amended the fourth transaction to sell certain non-license assets (see note 8). The fourth transaction was completed on July 18, 2003. As a result of these transactions, the Company has sold the great majority of its operating assets. The Company continues to own one radio station in Morris, Illinois. The Company remains a party to some vendor contracts formerly used in the operations of the sold radio stations, which were not assumed by the purchasers of its radio properties. The Company does not expect to incur material obligations under these contracts. As a further result of the completed asset sales and the realized and unrealized gains in the Entravision Class A common stock since April 16, 2003, the date the Entravision transaction was completed, the Company has reported a total estimated tax provision for Federal and State taxes  of  approximately $10 million. This total provision was estimated assuming the liquidation of the Entravision Class A common stock at its closing price on June 30, 2003. Big City Radio also has obligations for employee severance and contractual liabilities to management under employment arrangements. As a result, Big City Radio expects to generate significant net losses for the foreseeable future.

Prior to the completion of the asset sales described above, the Company met its working capital needs primarily through borrowings, including loans from the Company’s principal stockholders, Stuart and Anita Subotnick, loans under credit facilities, and proceeds from the issuance of the senior notes in March 1998. From October 31, 2001 to the completion of the asset sales, the Company has met its working capital needs primarily from the proceeds of the sale of the Company’s Phoenix radio stations, which it completed on that date.

The Company has entered into an employment contract with an officer. The minimum payment as of June 30, 2003 under this contract is $175,000.

The Company has never paid cash or stock dividends. Although the Board of Directors of the Company has not yet made any determination, it is possible that the Board could determine to make one or more liquidating or non-liquidating distributions. See Application of Asset Sale Proceeds; Future Operations of Big City Radio below.

Cash Flows From Operating Activities

In the six months ended June 30, 2003 and 2002, respectively, the Company used cash in its operations.  In the six months ended June 30, 2003, cash used in operations related primarily to corporate, general and administrative activities, and an increased insurance prepayment. This increase was partially offset by reduced payments to creditors. In the six months ended June 30, 2002, cash used in operations related primarily to corporate, general and administrative activities. Furthermore, the increase was due to payments to creditors net of collection of receivables related to the Phoenix radio stations which the Company sold in October 2001.

Cash Flows From Investing Activities

In the six months ended June 30, 2003, the Company sold $1,240,000 of marketable securities to generate cash for general working capital purposes. In the six months ended June 30, 2002, the Company sold $10,567,000 of marketable securities to generate cash for general working capital purposes and payments on its Notes.

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

The senior notes were issued at an original issue discount and accreted in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually to an aggregate principal amount of $174,000,000. Cash interest began accruing on the senior notes on March 15, 2001 at a rate of 11 1/4% per annum and was payable in cash semi-annually, each March 15 and September 15, commencing with September 15, 2001 and through and including March 15, 2005. The senior notes were due to mature on March 15, 2005, but could be redeemed at the option of Big City Radio, in whole or in part, at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15, 2002, March 15, 2003 and on and after March 15, 2004, respectively. As of July 21, 2003, the Company has paid the trustee for the bondholders approximately $195.4 million. The Company is holding discussions with bondholders and the trustee to determine what additional amounts, if any, are required to be paid by the Company to the Trustee for the benefit of the bondholders. These discussions concern whether interest on interest was due and payable and whether interest ceased to accrue on the dates on which payments were made by the Company to the Trustee, or whether interest continued to accrue until such subsequent dates on which the Trustee made distributions to the bondholders. Depending on the outcome of these discussions, the Company could be liable to the bondholders in an additional amount of up to $1.28 million.  As of June 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

Holders of the senior notes had the right to require Big City Radio to repurchase their senior notes upon a “change of control” of Big City Radio, as defined in the indenture governing the senior notes, at a price equal to 101% of the principal amount of such notes. A “change of control” for purposes of the senior notes was deemed to occur:

•                  when any person other than Stuart and Anita Subotnick, officers and members of Big City Radio’s management as of March 17, 1998 and their respective family members, relatives and trusts becomes the beneficial owner of more than 35% of the total voting power of Big City Radio’s capital stock and the foregoing permitted holders own in the aggregate a lesser percentage of such voting power and do not have the right or ability to designate for election a majority of the board of directors;

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

Payments under the senior notes were guaranteed on a senior unsecured basis by Big City Radio’s “restricted subsidiaries,” as defined in the indenture governing the senior notes. As of June 30, 2003, all of Big City Radio’s subsidiaries were restricted subsidiaries. The senior notes contained financial and operational covenants with which Big City Radio and its restricted subsidiaries had to comply, including covenants restricting the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock, redemption of specified subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which Big City Radio could operate, asset swaps, distributions from restricted subsidiaries, sales of capital stock of restricted subsidiaries, and consolidations, mergers and transfers of all or substantially all of Big City Radio’s assets. The senior notes contained customary events of default, including payment defaults and default in the performance of other covenants, specified bankruptcy defaults, cross defaults to other indebtedness and to judgments, and failure of a subsidiary guarantee to be in full force and effect.

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

On October 31, 2001, Big City Radio completed the sale of its four Phoenix radio properties to Hispanic Broadcasting Corporation for a cash price of $34,000,000. The indenture governing the senior notes permits the Company to reinvest the approximately $18,000,000 of proceeds which remained from the sale of the Phoenix stations, after the repayment of the bridge loan, in broadcast assets for a period of up to one year from the date of these asset sales. Thereafter, any net proceeds that were not timely reinvested in broadcast assets, were required to be used to make an offer to repurchase senior notes. As described above, Big City Radio used a portion of the proceeds to repay indebtedness under the bridge loan and to fund the semi-annual interest payment due on the senior notes on March 15, 2002. Big City Radio used the remaining proceeds to fund its ongoing operations, and did not reinvest such proceeds in broadcast assets. Big City Radio did not make the required offer to repurchase senior notes, because it did not have sufficient cash resources to consummate such an offer. Its failure to make an offer to repurchase constituted an event of default under the indenture.

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

The Company evaluated its strategic alternatives and the most efficient use of its capital. These alternatives included the sale of its broadcast assets and, depending on market conditions, debt and/or equity financing, and purchasing, restructuring, recapitalizing, refinancing or otherwise retiring some of its securities in the open market or by other means. In each case, these strategic alternatives were subject to the restrictions contained in the indenture governing the senior notes. On November 4, 2002, Big City Radio announced it had retained Jorgenson Broadcast Brokerage to market and conduct an auction sale of all of its radio stations. As discussed below, proceeds from the sales of the stations have been and will be applied first to repay the senior notes.

Big City Radio, the Subsidiary Guarantors of the senior notes, and the holders of approximately $128,000,000 in principal amount of the senior notes acting through an ad hoc committee of noteholders, entered into a forbearance agreement on November 13, 2002. Under the forbearance agreement, the signatory noteholders agreed to forbear, through January 31, 2003 (later extended to March 31, 2003 and again subsequently to through and including April 30, 2003), from taking, initiating or continuing any action to enforce Big City Radio’s payment obligations under the senior notes, including, without limitation, any involuntary bankruptcy filing against Big City Radio, or against any property, officers, directors, employees or agents of Big City Radio to collect on or enforce payment of any indebtedness or obligations, or to otherwise assert any claims or causes of action seeking payment under the senior notes, in each case arising under or relating to the payment default or the default arising from the failure to make the required offer to repurchase senior notes or other existing defaults known to the signatory noteholders as of November 13, 2002. Under the forbearance agreement, Big City Radio agreed to conduct the auction of its radio stations in a good faith manner designed to sell the assets as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. If the signatory noteholders reasonably believed that Big City Radio was not conducting the auction process in good faith or was not operating or managing the business and financial affairs of Big City Radio in good faith in the ordinary course and consistent with past practices, they could notify Big City Radio in writing and could have elected to terminate the forbearance agreement. Big City Radio further agreed not to pay, discharge or satisfy any liability or obligation except for obligations reflected on Big City Radio’s balance sheet as of December 31, 2001 or incurred in the ordinary course since that date which were paid, discharged or satisfied for fair and equivalent value in the ordinary course of business and consistent with past practices. The forbearance agreement did not prevent the trustee under the indenture or noteholders that were not parties to the forbearance agreement from pursuing remedies under the indenture.

Big City Radio and the noteholders executed an amendment to the forbearance agreement as of January 14, 2003, in which the expiration date of the forbearance period was extended from January 31, 2003 through and including March 31, 2003. The forbearance agreement was further amended to provide that:

•                  Big City Radio would pay the noteholders the net cash proceeds of any asset sale within five business days after the completion of such asset sale, until such time as the noteholders have received cash in an amount equal to all principal of, and accrued and unpaid interest on, the senior notes;

•                  the forbearance agreement could be terminated by either Big City Radio or the ad hoc committee upon written notice if:

•                  any party to the forbearance agreement failed to perform any of its obligations, or breached any of its representations, covenants or warranties, under the forbearance agreement,

•                  Big City Radio or any party to any asset purchase agreement for any asset sale which Big City Radio had publicly announced on or before January 6, 2003, breached any representation, warranty or covenant in such asset purchase agreement, and did not cure such breach within ten days, or

•                  one or more of the asset purchase agreements was terminated or modified in any material respect; and

•                  Big City Radio had to immediately notify the ad hoc committee by written notice of

•                  any breach by Big City Radio of the forbearance agreement,

•                  any breach by Big City Radio or any other party of any of the foregoing asset purchase agreements, whether or not such breach was curable, and

•                  any termination by Big City Radio or any other party thereto of any of such asset purchase agreements.

In addition, the forbearance agreement provided that it would automatically terminate upon the filing of a voluntary or involuntary petition under the insolvency or bankruptcy laws of the United States or any state with respect to Big City Radio, except that, upon the filing of an involuntary bankruptcy petition by unaffiliated, arm’s length creditors, Big City Radio would have a period of ten days to obtain the dismissal or withdrawal of such a petition before the forbearance agreement terminated as a result of the filing.  In March 2003, a second amendment to the forbearance agreement was signed extending the forbearance period through and including April 30, 2003. Although Big City Radio and the signatory noteholders discussed a further extension of the forbearance period, no such extension was executed. Accordingly, if any amounts remain to be paid under the Indenture governing the Notes, the signatory noteholders are presently able to exercise any and all remedies under the Indenture governing the Notes.

During the quarter ended June 30, 2003, Big City Radio completed three of the four asset purchase agreements and amended the fourth asset purchase agreement resulting in an initial payment to Big City from the purchaser in that agreement of $29.875 million. On July 18, 2003, Big City Radio completed the fourth asset purchase agreement and received the remaining $3 million due thereunder. Under the senior notes forbearance agreement described above, Big City Radio was obligated to apply the net proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. Following completion of the four asset purchase transactions, Big City Radio has paid a total of approximately $195.4 million to the trustee for the bondholders. The Company is holding discussions with bondholders and the trustee to determine what additional amounts, if any, are required to be paid by the Company to the Trustee for the benefit of the bondholders. These discussions concern whether interest on interest was due and payable and whether interest ceased to accrue on the dates on which payments were made by the Company to the Trustee, or whether interest continued to accrue until such subsequent dates on which the Trustee made distributions to the bondholders. Depending on the outcome of these discussions, the Company could be liable to the bondholders in an additional amount of up to $1.28 million.  As of June 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

Big City Radio will apply the net proceeds from the final radio station sale, together with its other liquidity sources, to make any additional principal or interest payment that may be due the bondholders, as well as pay expenses relating to the asset sales, including employee severance and contractual liabilities due management under employment arrangements, tax liabilities and expenses associated with termination of contracts not assumed by the buyers, and trade payables and other operating expenses.

If Big City Radio sells the sole station that was not subject to a binding purchase agreement as of the date of this quarterly report on form 10-Q, it will have disposed of all of its operating properties. Its principal sources of liquidity will then consist of cash on hand, amounts earned on its investment of such cash and the shares of the Entravision Class A common stock it received upon completion of one of its assets sales. Big City Radio will also seek to obtain additional liquidity by selling shares of the Entravision Class A common stock. Big City Radio believes that these liquidity sources will be sufficient to meet its short-term cash needs. The amount and nature of Big City Radio’s long-term liquidity needs will depend on, among other things, a decision by the board of directors regarding future operations, if any, of Big City Radio. As of the date of this quarterly report on form 10-Q, the board of directors has not determined the uses to which Big City Radio will apply any cash or other assets remaining after it has paid its liabilities. This determination will depend on various factors.

Cash used in discontinued operations

In the six months ended June 30, 2003 and 2002, respectively, the Company used cash in its discontinued operations.  In the six months ended June 30, 2003, cash generated from the sale of the discontinued radio operations was primarily used to repay the principal and interest on the senior notes and accelerated payments to creditors due to the sale of its stations. In the six months ended June 30, 2002, the Company used cash in its discontinued operations primarily to make the semi-annual interest payment on the senior notes and to fund operating cash deficits in the New York and Chicago station operations.

Application of Asset Sale Proceeds; Future Operations of Big City Radio

Under its purchase agreements with Entravision, Nassau, Spanish Broadcasting and Hispanic Broadcasting, pursuant to which Big City Radio sold 11 of its 12 radio stations, Big City Radio has received gross cash proceeds of approximately $197.9 million. In addition, Entravision issued 3,766,478 shares of Entravision’s Class A common stock to Big City Radio in connection with the asset sale to Entravision. Commencing during the quarter ended June 30, 2003, through August 1, 2003, the Company has sold a total of 620,700 shares of Entravision Class A common stock, realizing cash proceeds of approximately $6.8 million, representing an average selling price of $11.02 per share. Based upon the closing price of the Entravision Class A common stock on August 4, 2003, the remaining 3,145,778 shares of Entravision Class A common stock are worth an aggregate of $33.9 million. The aggregate value of the shares of Entravision Class A common stock at the date of their receipt by the Company, April 16, 2003, was approximately $24.4 million. Big City Radio may have to sell at least a portion of its Entravision Class A common stock to generate  sufficient cash to satisfy its remaining liabilities and obligations. If and when Big City Radio seeks to sell its shares of Entravision’s Class A common stock, it may not be able to do so for proceeds that approximate the value on the date of this Quarterly Report on Form 10-Q, or that are sufficient to meet its cash needs.

As a result of the completed asset sales and the realized and unrealized gains in the Entravision Class A common stock since April 16, 2003, the date the Entravision transaction was completed, the Company has reported a total estimated tax provision for Federal and State taxes  of  approximately $10 million. This total provision was estimated assuming the liquidation of the Entravision Class A common stock at its closing price on June 30, 2003.  Big City Radio has paid to date brokerage, legal and accounting fees relating to the transactions and lease termination expenses of approximately $4.34 million. Big City Radio will incur other transaction costs, including payments to its executive officers and directors, severance and other contractual obligations to management under employment arrangements, and other similar expenses associated with the termination of contracts which are not being assumed by the buyers of the radio stations.

Under its forbearance agreement with holders of its senior notes, Big City Radio was obligated to apply the aggregate net cash proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. The Company has paid the trustee for the bondholders approximately $195.4 million. The Company is holding discussions with bondholders and the trustee to determine what additional amounts, if any, are required to be paid by the Company to the Trustee for the benefit of the bondholders. These discussions concern whether interest on interest was due and payable and whether interest ceased to accrue on the dates on which payments were made by the Company to the Trustee, or whether interest continued to accrue until such subsequent dates on which the Trustee made distributions to the bondholders. Depending on the outcome of these discussions, the Company could be liable to the bondholders in an additional amount of up to $1.28 million.  As of June 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

Big City Radio has completed its proposed asset sales, and has one remaining radio station that it is actively marketing. Big City Radio’s board of directors is currently considering whether it is in the best interests of Big City Radio and its stockholders for Big City Radio to distribute any available proceeds to the stockholders, whether under a plan of dissolution or otherwise. These considerations take into account various factors, a number of which are not within Big City Radio’s control, including the following:

•                  whether, in the judgment of Big City Radio’s board of directors, it is in the best interests of Big City Radio and its stockholders to distribute any remaining assets to stockholders or seek to deploy those assets into new operations;

•                  the date on which the remaining radio station asset is sold;

•                  the prices at which Big City Radio is able to sell the remaining shares of Entravision’s Class A common stock it has received in the asset sale;

•                  the amount of Big City Radio’s liabilities and other obligations to be paid in the future;

•                  the resolution of pending litigation and other contingent liabilities;

•                  the outcome of pending or proposed tax legislation; and

•                  general business and economic conditions.

One alternative Big City Radio’s board of directors is considering following completion of the proposed asset sales and as the last radio station asset is marketed, is adoption of a plan for the dissolution of Big City Radio. A plan of dissolution would require approval by Big City Radio’s stockholders holding a majority of votes under Delaware law and Big City Radio’s certificate of incorporation. Stuart and Anita Subotnick, the principal stockholders of the Company hold a majority of votes. If it were to adopt a plan of dissolution, the Big City Radio board of directors would determine the terms of such a plan at the time of adoption consistent with the requirements of Delaware law. Big City Radio expects that such a plan generally would provide that Big City Radio would sell or otherwise dispose of all of its remaining property and assets, with such exceptions as its board of directors may approve at the time, such as retention of property and assets that the board of directors may deem necessary or advisable to enable Big City Radio to pursue any claims and causes of action. Following the liquidation of its remaining assets, Big City Radio would pay, or provide for the payment of, its remaining liabilities and obligations to the extent possible, as required by Delaware law. Subject to the payment, or the provision for payment, of Big City Radio’s liabilities and obligations, any remaining assets would be available for distribution from time to time on a pro rata basis to stockholders. Big City Radio may not be able to determine for a significant period following adoption of a plan of dissolution whether any assets would be available for distribution to its stockholders. Such a determination would be made only after Big City Radiohas made  adequate provision for contingent as well as known liabilities. Big City Radio cannot provide any assurance that there would ultimately be sufficient proceeds from the asset sales to provide for Big City Radio’s liabilities and obligations or to make distributions to Big City Radio’s stockholders under a plan of dissolution. See Factors that May Affect Future Results and Financial Condition.

Even if Big City Radio is able to repay its liabilities and has additional proceeds from the asset sales, its board of directors may determine not to approve a plan of dissolution or otherwise authorize a distribution of such proceeds to its stockholders, but instead may approve use of the proceeds for investment in opportunities for new operations for Big City Radio. Big City Radio does not know whether, if it does have available assets and determines to seek new opportunities, it will have any success in establishing any new operations. In addition, Big City Radio expects that for some period following completion of the auction sale of all of its radio station properties, during which it may seek to identify new opportunities, it would not be engaged in operating activities.

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

Because of the uncertainties discussed above, Big City Radio cannot provide any assurance that it will have any assets available for distribution to its stockholders or, if it does have assets available for distribution, that it will make a distribution of any or all of such assets.

Special Note Regarding Forward-Looking Statements

Certain statements in this report, including those utilizing the phrases “will,” “expects,” “intends,” “estimates,” “contemplates,” and similar phrases, are “forward-looking” statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including statements regarding, among other items, the Company’s expectation of consummating the planned sale of the Company’s sole remaining radio station.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the competitive marketplace, including the introduction of new technologies or formatting changes by the Company’s competitors, (ii) changes in the financial markets and in the Company’s ability to sell its remaining radio stations, (iii) changes in the regulatory framework, (iv) changes in audience tastes, and (v) changes in the economic conditions of local markets. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, industry capacity, demographic changes, changes in political, social and economic conditions and various other factors beyond the Company’s control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Factors that May Affect Future Results and Financial Condition

The following factors (in addition to others) could have a material and adverse impact on the Company’s business:

Cash on hand is insufficient to meet Big City Radio’s obligations and commitments. Big City Radio’s debt has been accelerated under the indenture governing its senior notes. The Company has paid approximately $195.4 million of principal and interest to the trustee for the bondholders. The Company is holding discussions with bondholders and the trustee to determine what additional amounts, if any, are required to be paid by the Company to the Trustee for the benefit of the bondholders. These discussions concern whether interest on interest was due and payable and whether interest ceased to accrue on the dates on which payments were made by the Company to the Trustee, or whether interest continued to accrue until such subsequent dates on which the Trustee made distributions to the bondholders. Depending on the outcome of these discussions, the Company could be liable to the bondholders in an additional amount of up to $1.28 million.  As of June 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.  Furthermore, Big City Radio has significant other liabilities for taxes, employee severance and management employment arrangements, and other trade payables. Big City Radio has sold substantially all its operating assets and so it is not generating cash flow from operations to meet its obligations and commitments. Big City radio must rely on its existing cash resources and the future sales of its marketable securities, predominantly shares of Entravision Class A common stock received in one of the asset sales, or it must raise additional debt or equity capital, or seek protection under the bankruptcy laws. These alternative strategies might not be effected on satisfactory terms, if at all.

Big City Radio currently does not have a credit agreement. The Company may not be able to obtain a new credit agreement.

Big City Radio is a defendant in A.L., a minor by her guardian ad litem, Antonio L.; C.V., a minor by her guardian ad litem, Sophia A. v. Big City Radio, Inc., Firmo Martin Rosetti, aka Hector Rocksetti, aka Hector Rosetti; KSYY-FM; KVYY-FM; VIVA 107.1, no.               . The plaintiffs commenced the case in Superior Court for the County of Los Angeles on August 15, 2002 and it was subsequently removed to the United States District Court for the Central District of California. The complaint alleges claims for negligence, sexual assault, battery, negligent infliction of emotional distress and intentional infliction of emotional distress arising from actions alleged to have been perpetrated by Hector Rosetti, a former employee of Big City Radio. Mr. Rosetti is currently incarcerated in a California state prison for the actions that are the subject to this lawsuit. The plaintiff’s complaint does not specify the damages they seek, except that they have stated that they seek damages in excess of the $75,000 jurisdictional amount for the federal district courts. In addition, the plaintiffs have recently demanded aggregate damages of $5.0 million, and have indicated that they could seek damages that would exceed the Company’s assets as of June 30, 2003. Big City Radio is vigorously contesting its liability based upon its contentions that Mr. Rosetti’s conduct, if any, was outside the scope of his employment, done without the knowledge of Big City Radio or its officers and contrary to its policies and procedures.

Big City Radio and its chairman, Stuart Subotnick, are defendants in O’Neill v. Big City Radio, Inc. et al., no. 03-1957 WMB(SHx), an action initiated in United States District Court for the Central District Of California on [date] by Sean O’Neill, a former employee of the Company’s Los Angeles radio station. While the plaintiff’s statements of his damages have not been consistent, the plaintiff alleges that he is owed as much as $2.1 million under an oral employment agreement and written change of control agreements, and related claims of breach of implied covenant of good faith and fair dealing and fraud and deceit. Big City Radio is vigorously contesting its liability based upon its contention that no oral employment agreement existed, that its obligations under change of control agreements ended when it terminated the plaintiff, and that the plaintiff does not have valid claims for breach of implied covenant of good faith and fair dealing or fraud and deceit.

Even if Big City Radio is able to repay its liabilities and has additional proceeds from the asset sales, its board of directors may determine not to approve a plan of dissolution or otherwise authorize a distribution of such proceeds to its stockholders, but instead may approve use of the proceeds for investment in opportunities for new operations for Big City Radio. Big City Radio does not know whether, if it does have available assets and determines to seek new opportunities, it will have any success in establishing any new operations. In addition, Big City Radio expects that for some period following completion of the auction sale of all of its radio station properties, during which it may seek to identify new opportunities, it would not be engaged in operating activities.

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

In accordance with SFAS No. 142, Big City Radio discontinued the amortization of goodwill and intangible assets, consisting of a broadcast license (intangible asset with an indefinite useful life), effective January 1, 2002. During the quarter ended March 31, 2002, Big City Radio completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, Big City Radio ceased the operation of its publishing operations, and wrote off the remaining $108,000 of goodwill associated with such operations. During the fourth quarter of 2002, the Company made the decision to sell its broadcast licenses. In accordance with SFAS No.144, these licenses are reported as assets held for sale. The Company compared the licenses’ carrying value to their fair value, less the estimated cost to sell them. The fair value of the stations were based on asset sale agreements for 11 of the 12 stations, and an estimate for the remaining station based on offers received during the auction process. This review of the carrying value of its intangible assets resulted in a charge of $630,000 relating to the impairment in value of some of its FCC broadcast licenses. As of June 30, 2003, Big City Radio has no remaining un-amortized goodwill, and has un-amortized broadcast licenses in the amount of $435,000.

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

Big City Radio is required to adopt SFAS No. 146 on exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. Big City Radio has adopted SFAS No. 146 in relation to exit and disposal activities initiated after September 30, 2002.  During the quarter ended June 30, 2003, the Company recorded lease termination costs of $1.41 million.

Off Balance Sheet Transactions

The Company did not have any off-balance sheet transaction as of June 30, 2003.

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

Part II – Other Information

Item 1 – Legal Proceedings

Big City Radio is a defendant in A.L., a minor by her guardian ad litem, Antonio L.; C.V., a minor by her guardian ad litem, Sophia A. v. Big City Radio, Inc., Firmo Martin Rosetti, aka Hector Rocksetti, aka Hector Rosetti; KSYY-FM; KVYY-FM; VIVA 107.1, no.               . The plaintiffs commenced the case in Superior Court for the County of Los Angeles on August 15, 2002 and it was subsequently removed to the United States District Court for the Central District of California. The complaint alleges claims for negligence, sexual assault, battery, negligent infliction of emotional distress and intentional infliction of emotional distress arising from actions alleged to have been perpetrated by Hector Rosetti, a former employee of Big City Radio. Mr. Rosetti is currently incarcerated in a California state prison for the actions that are the subject to this lawsuit. The plaintiff’s complaint does not specify the damages they seek, except that they have stated that they seek damages in excess of the $75,000 jurisdictional amount for the federal district courts. In addition, the plaintiffs have recently demanded aggregate damages of $5.0 million, and have indicated that they could seek damages that would exceed the Company’s assets as of June 30, 2003. Big City Radio is vigorously contesting its liability based upon its contentions that Mr. Rosetti’s conduct, if any, was outside the scope of his employment, done without the knowledge of Big City Radio or its officers and contrary to its policies and procedures.

Big City Radio and its chairman, Stuart Subotnick, are defendants in O’Neill v. Big City Radio, Inc. et al., no. 03-1957 WMB(SHx), an action initiated in United States District Court for the Central District Of California on [date] by Sean O’Neill, a former employee of the Company’s Los Angeles radio station. While the plaintiff’s statements of his damages have not been consistent, the plaintiff alleges that he is owed as much as $2.1 million under an oral employment agreement and written change of control agreements, and related claims of breach of implied covenant of good faith and fair dealing and fraud and deceit. Big City Radio is vigorously contesting its liability based upon its contention that no oral employment agreement existed, that its obligations under change of control agreements ended when it terminated the plaintiff, and that the plaintiff does not have valid claims for breach of implied covenant of good faith and fair dealing or fraud and deceit.

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

The Company has paid approximately $195.4 million of principal and interest to the trustee for the bondholders. The Company is holding discussions with bondholders and the trustee to determine what additional amounts, if any, are required to be paid by the Company to the Trustee for the benefit of the bondholders. These discussions concern whether interest on interest was due and payable and whether interest ceased to accrue on the dates on which payments were made by the Company to the Trustee, or whether interest continued to accrue until such subsequent dates on which the Trustee made distributions to the bondholders. Depending on the outcome of these discussions, the Company could be liable to the bondholders in an additional amount of up to $1.28 million.  As of June 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

Item 4 – Submission of Matters to a Vote of Security Holders

On March 5, 2003, Stuart Subotnick, Anita Subotnick and Subotnick Partners, L.P. executed and delivered to Big City Radio a written consent approving the sale of the Company’s assets.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 32  Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 14, 2003