Form 10-Q
period 2003-09-30
BIG CITY RADIO INC
filed 2003-11-14
CIK 1046284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares of the registrant’s Class A common stock and Class B common stock outstanding as of November 5, 2003, was 6,226,817 and 8,250,458, respectively.

BIG CITY RADIO, INC.

Part 1 — Financial Information

Item 1. Financial Statements

BIG CITY RADIO, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$457,000	$732,000
Cash held in investment, restricted	—	1,085,000
Marketable securities	29,893,000	1,861,000
Accounts receivable, net of allowance of $362,000 in 2002	—	1,997,000
Interest receivable	—	6,000
Assets held for sale	426,000	79,571,000
Prepaid expenses and other current assets	270,000	289,000
Total current assets	31,046,000	85,541,000
Property and equipment, net	8,000	376,000
Deferred financing fees, net	—	1,441,000
Other assets	7,000	170,000
Total assets	$31,061,000	$87,528,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$612,000	$883,000
Accrued expenses	4,087,000	1,644,000
Interest payable	—	15,983,000
Senior discount notes	—	174,000,000
Income tax payable	2,545,000	—
Other current liabilities	—	74,000
Total current liabilities	7,244,000	192,584,000
Long-term liabilities:
Other long-term liabilities	6,000	301,000
Stockholders' equity (deficiency):
Preferred stock, $0.01 par value. Authorized 20,000,000 shares; zero shares issued and outstanding in 2003 and 2002	—	—
Common stock, Class A, $0.01 par value. Authorized 80,000,000 shares issued and outstanding 6,226,817 shares in 2003 and 2002	62,000	62,000
Common stock, Class B, $0.01 par value. Authorized 20,000,000 shares issued and outstanding 8,250,458 shares in 2003 and 2002	83,000	83,000
Additional paid-in capital	29,492,000	29,492,000
Other comprehensive loss	—	(8,000)
Accumulated deficit	(5,826,000)	(134,986,000)
	23,811,000	(105,357,000)
Total liabilities and stockholders' equity (deficiency)	$31,061,000	$87,528,000

See accompanying notes to consolidated financial statements.

Big City Radio, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(As Restated)		(As Restated)
Net revenues	$—	$—	$—	$—

Operating expenses:
Corporate, general and administrative expenses	1,276,000	1,094,000	5,963,000	3,010,000
Depreciation and amortization	6,000	30,000	56,000	90,000
Total operating expenses	1,282,000	1,124,000	6,019,000	3,100,000
Operating loss from continuing operations	(1,282,000)	(1,124,000)	(6,019,000)	(3,100,000)

Other income/(expenses):
Interest income	7,000	23,000	15,000	128,000
Loss on disposal of fixed assets	—	—	(245,000)	—
Gain on sales of marketable securities	2,965,000	—	3,631,000	—
Unrealized gain/(loss) on marketable securities	(8,788,000)	—	8,756,000	—
Other, net	95,000	(2,000)	154,000	13,000
Total other income/(expense)	(5,721,000)	21,000	12,311,000	141,000

Income/(loss) from continuing operations before
income taxes	(7,003,000)	(1,103,000)	6,292,000	(2,959,000)
Income tax benefit/(expense), net	3,447,000	—	(2,141,000)	(8,631,000)
Loss before extraordinary loss	(1,573,000)	(1,000,000)	(3,731,000)	(10,487,000)
Extraordinary loss on extinguishment of debt, net of income taxes	—	—	—	—
Income/(loss) from continuing operations	(3,556,000)	(1,103,000)	4,151,000	(11,590,000)
Discontinued operations (note 6):
Radio operations	(147,000)	(6,301,000)	125,009,000	(19,343,000)
Publishing operations	—	(64,000)	—	(658,000)
Income/(loss) from discontinued operations, net
of income tax expense (note 6)	(147,000)	(6,365,000)	125,009,000	(20,001,000)
Net income/(loss)	$(3,703,000)	$(7,468,000)	$129,160,000	$(31,591,000)

Basic and diluted earnings/(loss) per share:
Income/(loss) from continuing operations	$(0.25)	$(0.08)	$0.29	$(0.80)
Income/(loss) from discontinued operations	(0.01)	(0.44)	8.64	(1.38)
Net income/(loss)	$(0.26)	$(0.52)	$8.92	$(2.18)

Weighted average shares outstanding	14,477,000	14,477,000	14,477,000	14,477,000

See accompanying notes to consolidated financial statements

BIG CITY RADIO, INC.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income/(loss) from continuing operations	$4,151,000	$(11,590,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,000	106,000
Unrealized gain on marketable securities	(8,756,000)	—
Deferred income taxes	—	8,628,000
Loss on disposal of fixed assets	245,000	—
Change in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	3,000	438,000
Interest receivable	6,000	12,000
Prepaid expenses and other current assets	(60,000)	(104,000)
Other assets	5,000	2,000
Increase (decrease) in liabilities:
Accounts payable	(147,000)	(224,000)
Income tax payable	2,141,000	—
Accrued expenses	2,855,000	(440,000)
Net cash provided by (used in) continuing operating activities	499,000	(3,172,000)

Cash flows from investing activities:
Purchase of marketable securities	(3,630,000)	—
Sales of marketable securities	8,808,000	11,921,000
Decrease in cash held in restricted investment	1,085,000	39,000
Net cash provided by continuing investing activities	6,263,000	11,960,000

Net cash provided by continuing financing activities	—	—
Cash used in discontinued operations (note 6)	(7,037,000)	(11,659,000)
Change in cash and cash equivalents	(275,000)	(2,871,000)
Cash and cash equivalents at beginning of period	732,000	3,194,000
Cash and cash equivalents at end of period	$457,000	$323,000

See accompanying notes to consolidated financial statements

BIG CITY RADIO, INC.

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

			Additional	Other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	loss	deficit	Total

Balance at December 31,2002	14,477,275	$145,000	$29,492,000	$(8,000)	$(134,986,000)	$(105,357,000)
Unrealized income on marketable securities	8,000	8,000
Net income	—	—	—	—	129,160,000	129,160,000
Total comprehensive income, net.	—	—	—	8,000	129,160,000	129,168,000

Balance at September 30, 2003	14,477,275	$145,000	$29,492,000	$—	$(5,826,000)	$23,811,000

See accompanying notes to consolidated financial statements.

BIG CITY RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization, Business and Basis of Presentation

Big City Radio, Inc. (“Big City Radio” or the “Company”, formerly Odyssey Communications, Inc.) was incorporated in Delaware on August 2, 1994 and commenced operations on January 1, 1995. On May 30, 1996, Big City Radio merged with Q Broadcasting, Inc. (“Q”), with Big City Radio being the surviving company. Big City Radio and Q were owned 94% and 100%, respectively, by Stuart and Anita Subotnick. Accordingly, the merger was accounted for as a combination of entities under common control. As a result, the combination of Big City Radio and Q was effected utilizing historical costs. At the date of conversion from S Corporation status to C Corporation status, the Company formed five wholly owned subsidiaries, Big City Radio - LA, LLC; Big City Radio - NYC, LLC; Big City Radio - CHI, LLC; WRKL Rockland Radio, LLC; and Odyssey Traveling Billboards, Inc.

The Company owned and operated radio broadcasting stations.  As of September 30, 2003, the Company owned one FM station, WYXX-FM in Morris, Illinois. However, on September 5, 2003, the Company signed a definitive asset purchase agreement to sell WYXX-FM, which sale was completed on November 5, 2003 (see Notes 6 and 8). During the quarter ended June 30, 2003, Big City Radio completed the sale of its previously owned radio stations in Southern California, the New York City- area, and Illinois (excluding WYXX-FM). The sale of WVIV-FM, Highland Park, Illinois was reported as of May 2, 2003 when its non-FCC license assets were transferred to Hispanic Broadcasting Corporation (HBC), and HBC paid Big City Radio $29.875 million. The remaining $3 million consideration was received on July 18, 2003, the date of the transfer of the WVIV-FM FCC licenses. As the $3 million payment was not contingent upon the FCC license transfer, the entire gain on this transaction was reported as of May 2, 2003. The Company undertook this series of asset sales, and the recently completed WYXX-FM sale, as part of an auction process that the Company announced on November 4, 2002. Between December 24, 2002 and January 2, 2003, Big City Radio signed four, separate definitive asset purchase agreements to sell eleven of its twelve FCC FM licenses and associated radio station assets. Big City Radio sold these radio stations to raise the funds necessary to pay all principal of, and accrued and unpaid interest on, its 11¼% senior discount notes due 2005. Noteholders accelerated payment of the senior notes as a result of defaults by Big City Radio under these notes. As discussed in note 6, the radio station operations have been treated as discontinued operations.

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

The accompanying interim consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).  In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in all material respects the financial position of the Company as of September 30, 2003, and the results of its operations for the three months and nine months ended September 30, 2003 and 2002, and its cash flows for the three months and nine months ended September 30, 2003 and 2002, have been included.  The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

On January 1, 2002, the Company adopted the provisions of SFAS 142 and stopped amortizing its FCC broadcast licenses as these intangible assets were determined to have an indefinite useful life. Accordingly, deferred tax liabilities related to these intangible assets could no longer be utilized to support the realization of deferred tax benefits. The Company restated its fiscal year 2002 quarterly results to record an additional deferred tax valuation allowance of approximately $8.6 million during the quarter ended March 31, 2002 and additional tax expense relating to the increase in the deferred tax liability of approximately $0.5 million during the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. Furthermore, the September 30, 2002 quarterly information has been restated to reflect the reclassification of the Company’s radio station and publishing assets as discontinued operations (see note 6).

2.     Earnings per Share

Basic earnings per share excludes all dilutive securities.  It is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock.  In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. At September 30, 2003 and 2002, the Company had options amounting to 1,303,000 and 1,338,000 respectively, which were not included in the computation of diluted EPS because these options were either antidilutive or the options have an exercise price that is higher than the average market price of a share of common stock. In addition, if an acquisition by any person, group of affiliated persons or entity of all of the stock of the Company or of all or substantially all of the assets of the Company occurs on or prior to November 1, 2004 at a price of at least $4.00 per share of Class A Common Stock, the former stockholders of HIH will be entitled to receive 600,000 shares of the Company’s Class A Common Stock. The Company was not required to issue these shares as a result of the radio station sales described in Note 6.

3.     Accounting for Stock Options

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and disclosure for employee stock grants made in 1995, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company has complied with the disclosure requirements of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure (an amendment of FASB Statement No. 123).”

For the nine months ended September 30, 2003 and 2002, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been as follows:

	Nine months Ended
	September 30,
	2003	2002
Net income/(loss):
As reported	$129,160,000	$(31,591,000)
Stock based compensation expense determined under fair value based method for all awards	(2,878,000)	(2,285,000)
Pro forma	$126,282,000	$(33,876,000)
Income/(loss) per share:
As reported	$8.92	$(2.18)
Pro forma	$8.72	$(2.34)

4.     Recent Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

In accordance with SFAS No.142, the Company discontinued the amortization of goodwill and intangible assets (comprised solely of broadcast licenses) effective January 1, 2002.  During the quarter ended March 31, 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, the Company ceased the operation of UPF, and wrote off the remaining $108,000 of goodwill associated with UPF. During the fourth quarter of 2002, the Company made the decision to sell its broadcast licenses. In accordance with SFAS No.144, these licenses are reported as assets held for sale. The Company compared the licenses’ carrying value to their fair value, less the estimated cost to sell them. This review of the carrying value of its intangible assets resulted in total charges of $714,000 relating to the impairment in value of some of its FCC broadcast licenses.  On September 5, 2003, the Company entered into a definitive asset purchase agreement to sell its last remaining radio station, WYXX-FM, Morris, Illinois to Grundy County Broadcasters, Inc. As of September 30, 2003 and December 31, 2002, the Company had no remaining un-amortized goodwill, and the carrying amount of unamortized intangible assets were as follows:

	September 30, 2003	December 31, 2002
Broadcast licenses	$350,000	$76,325,000

As discussed more fully in note 6, the Broadcast licenses above relate to the radio stations to be sold. Therefore, these assets are reported as assets held for sale at September 30, 2003 and December 31, 2002.

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

As noted above, the Company adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.  To date the Company has not entered into any guarantees.

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

5.     Senior Discount Notes

Senior Discount Notes

The Company completed a private placement of $174.0 million aggregate principal amount, at maturity, of 11.25% Senior Discount Notes due 2005 (the “Notes” or “senior notes”) on March 17, 1998 (the “Notes Offering”), generating approximately $125.4 million of gross proceeds for the Company of which the Company used approximately $32.6 million to repay outstanding indebtedness under its previous credit facility.  The Company used the proceeds of the Notes Offering to finance the acquisition costs of radio station properties and the remaining proceeds were used for general working capital purposes.  On March 15, 2001, the Notes commenced accruing cash interest at 11.25% per annum. Semi-annual cash interest payments of $9.8 million were required to commence on September 15, 2001. (For a discussion of the Company’s current liquidity issues, including events of default under the Indenture governing the Notes and the acceleration of the principal of and interest on the Notes, see note 7 below.)

Subsidiary Guarantors

Pursuant to the terms of the indenture relating to the Notes (the “Indenture”), the direct subsidiaries of Big City Radio, Inc.— consisting of Odyssey Traveling Billboards, Inc., Big City Radio-NYC, L.L.C., Big City Radio-LA, L.L.C., Big City Radio-CHI, L.L.C. (collectively, the “Subsidiary Guarantors”), jointly and severally, fully and unconditionally guaranteed the obligations of Big City Radio, Inc. with respect to the Notes.

All of the then existing Subsidiary Guarantors except Odyssey Traveling Billboards, Inc. (the “Station Subsidiaries”), were created in December 1997 as special purpose Delaware limited liability companies formed for the sole purpose of holding the Company’s FCC radio licenses.  The operating agreements for the Station Subsidiaries limit the activities of these companies to owning the FCC radio licenses.  Odyssey Traveling Billboards, Inc. owned and operated certain vehicles used to advertise the Company’s radio stations.  Because the Station Subsidiaries entered into assignment and use agreements with the Company whereby the Company managed and directed the day-to-day operations of the radio stations, paid all expenses and capital costs incurred in operating the radio stations, and retained all advertising and other receipts collected in operating the radio stations, the Station Subsidiaries had no income or expenses other than the amortization of the FCC licenses. Odyssey Traveling Billboards, Inc. was similarly a special purpose corporation with no income and only expenses. During the quarter ended September 30, 2003, the Subsidiary Guarantors, with the exception of Big City Radio-CHI, L.L.C., were dissolved.

Accordingly, set forth below is certain condensed consolidating and consolidated financial information for the parent company, Big City Radio, Inc. and for the Subsidiary Guarantors, with consolidation adjustments, as of September 30, 2003 and for the nine months ended September 30, 2002 and 2003.

Consolidating Balance Sheet

As of September 30, 2003

		Subsidiary		Consolidation
	Parent	Guarantors	Sub-total	Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$457,000	$—	$457,000	$—	$457,000
Marketable securities	29,893,000	—	29,893,000	—	29,893,000
Assets held for sale	76,000	350,000	426,000	—	426,000
Prepaid expenses and other current assets..	270,000	—	270,000	—	270,000
Total current assets	30,696,000	350,000	31,046,000	—	31,046,000
Property and equipment, net	8,000	—	8,000	—	8,000
Investment in, and advances to subsidiaries.	350,000	—	350,000	(350,000)	—
Other assets	7,000	—	7,000	—	7,000
Total assets	$31,061,000	$350,000	$31,411,000	$(350,000)	$31,061,000

Liabilities and stockholders’ equity (deficiency)
Accounts payable	$612,000	$—	$612,000	$—	$612,000
Accrued expenses	4,087,000	—	4,087,000	—	4,087,000
Income tax payable	2,545,000	—	2,545,000	—	2,545,000
Total current liabilities	7,244,000	—	7,244,000	—	7,244,000

Long-term liabilities

Other long-term liabilities	6,000	—	6,000	—	6,000
Intercompany balances	—	542,000	542,000	(542,000)	—
Total long-term liabilities	6,000	542,000	548,000	(542,000)	6,000
Stockholders’ equity (deficiency) Preferred and common stock, and additional paid-in capital	29,637,000	—	29,637,000	—	29,637,000
Accumulated deficit	(5,826,000)	(192,000)	(6,018,000)	192,000	(5,826,000)
Total liabilities and stockholders’ equity (deficiency)	$31,061,000	$350,000	$31,411,000	$(350,000)	$31,061,000

Consolidating Statement of Operations for the nine months ended September 30, 2002

		Subsidiary		Consolidation
	Parent	Guarantors	Sub-total	Adjustments	Consolidated

Net revenues	$—	$—	$—	$—	$—

Operating expenses:

Corporate, general and administrative expenses	3,010,000	—	3,010,000	—	3,010,000
Depreciation and amortization	90,000	—	90,000	—	90,000
Total operating expenses	3,100,000	—	3,100,000	—	3,100,000
Operating loss	(3,100,000)	—	(3,100,000)	—	(3,100,000)

Other income (expenses)
Interest income/(expense)	128,000	—	128,000	—	128,000

Other, net	13,000	—	13,000	—	13,000
Total other income	141,000	—	141,000	—	141,000

Loss before income tax benefit, and equity in losses of Subsidiary Guarantors	(2,959,000)	—	(2,959,000)	—	(2,959,000)
Income tax expense, net	(8,631,000)	—	(8,631,000)	—	(8,631,000)
Loss before equity in losses of
Subsidiary Guarantors	(11,590,000)	—	(11,590,000)	—	(11,590,000)
Equity in net losses of Subsidiary Guarantors	—	—	—	—	—
Loss on discontinued operations	(20,001,000)		(20,001,000)		(20,001,000)
Net loss	$(31,591,000)	$—	$(31,591,000)	$—	$(31,591,000)

Consolidating Statement of Operations for the nine months ended September 30, 2003

		Subsidiary		Consolidation
	Parent	Guarantors	Sub-total	Adjustments	Consolidated

Net revenues	$—	$—	$—	$—	$—

Operating expenses:

Corporate, general and administrative expenses	5,963,000	—	5,963,000	—	5,963,000
Depreciation and amortization	56,000	—	56,000	—	56,000
Total operating expenses	6,019,000	—	6,019,000	—	6,019,000
Operating loss	(6,019,000)	—	(6,019,000)	—	(6,019,000)

Other income (expenses)
Interest income/(expense)	15,000	—	15,000	—	15,000
Loss on disposal of fixed assets	(245,000)	—	(245,000)	—	(245,000)
Gain on sales of marketable securities	3,631,000	—	3,631,000	—	3,631,000
Unrealized gain on marketable securities	8,756,000	—	8,756,000	—	8,756,000
Other, net	154,000	—	154,000	—	154,000
Total other income	12,311,000	—	12,311,000	—	12,311,000

Income before income tax benefit, and equity in losses of Subsidiary Guarantors	6,292,000	—	6,292,000	—	6,292,000
Income tax expense, net	(2,141,000)	—	(2,141,000)	—	(2,141,000)
Income before equity in losses of
Subsidiary Guarantors	4,151,000	—	4,151,000	—	4,151,000
Equity in net income on Subsidiary Guarantors	141,310,000	—	141,310,000	(141,310,000)	—
Income/(loss) from discontinued operations	(16,301,000)	141,310,000	125,009,000		125,009,000
Net income	$129,160,000	$141,310,000	$270,470,000	$(141,310,000)	$129,160,000

Consolidating Statement of Cash Flows for the nine months ended September 30, 2002

		Subsidiary		Consolidation
	Parent	Guarantors	Sub-total	Adjustments	Consolidated
Net cash used in operating activities	$(3,172,000)	$—	$(3,172,000)	$—	$(3,172,000)
Cash flows from investing activities:
Sales of marketable securities	11,921,000	—	11,921,000	—	11,921,000
Decrease in cash held in restricted investment	39,000	—	39,000	—	39,000
Net cash provided by investing activities	11,960,000	—	11,960,000	—	11,960,000
Net cash provided by financing activities	—	—	—	—	—
Cash flows used in discontinuing operations	(11,659,000)	—	(11,659,000)	—	(11,659,000)
Change in cash and cash equivalents	(2,871,000)	—	(2,871,000)	—	(2,871,000)
Cash and cash equivalents at beginning of year	3,194,000	—	3,194,000	—	3,194,000
Cash and cash equivalents at end of period	$323,000	$—	$323,000	$—	$323,000

Consolidating Statement of Cash Flows for the nine months ended September 30, 2003

		Subsidiary		Consolidation
	Parent	Guarantors	Sub-total	Adjustments	Consolidated
Net cash provided by operating activities	$499,000	$—	$499,000	$—	$499,000
Cash flows from investing activities:
Purchase of marketable securities	(3,630,000)	—	(3,630,000)	—	(3,630,000)
Sales of marketable securities	8,808,000	—	8,808,000	—	8,808,000
Decrease in cash held in restricted investment	1,085,000	—	1,085,000	—	1,085,000
Net cash provided by investing activities	6,263,000	—	6,263,000	—	6,263,000
Net cash provided by financing activities	—	—	—	—	—
Cash flows used in discontinuing operations	(7,037,000)	—	(7,037,000)	—	(7,037,000)
Change in cash and cash equivalents	(275,000)	—	(275,000)	—	(275,000)
Cash and cash equivalents at beginning of year	732,000	—	732,000	—	732,000
Cash and cash equivalents at end of period	$457,000	$—	$457,000	$—	$457,000

This summarized financial information for the Subsidiary Guarantors has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company.  The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities.

6.      Discontinued Operations

As described more fully in Note 7, on November 4, 2002, Big City Radio announced its intention to undertake an auction sale of all of its radio stations. This auction process has resulted in the asset disposition transactions detailed below, which as of September 30, 2003, resulted in the sale of eleven of the twelve FCC licenses owned by the Company. As detailed in Note 9, the sale of the last remaining station, WYXX-FM, Morris, Illinois, was completed on November 5, 2003. The Company’s radio station operations have been presented as discontinued operations, and its consolidated financial statements for all periods presented have been adjusted to reflect the radio station operations as discontinued operations in accordance with SFAS No.144.

Summarized financial information for the discontinued radio operations is as follows:

Radio operations

	September 30, 2003	December 31, 2002
Property and equipment, net	$76,000	$3,246,000
Intangibles, net	350,000	76,325,000
Net assets — discontinued radio operations	$426,000	$79,571,000

At September 30, 2003 and December 31, 2002, the Company’s property and equipment and intangible assets from the discontinued operations were reported as assets held for sale.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Gross revenues	$—	$3,845,000	$1,267,000	$11,282,000
Less commissions and fees	—	381,000	28,000	1,054,000
Net revenues	—	3,464,000	1,239,000	10,228,000
Operating expenses:
Stations operating expenses, excluding depreciation and amortization	60,000	3,793,000	6,257,000	11,830,000
Impairment loss on broadcast license	84,000	—	84,000	—
Depreciation and amortization	—	335,000	10,000	1,037,000
Total operating expenses	144,000	4,128,000	6,351,000	12,867,000
Operating loss from discontinued operations	(144,000)	(664,000)	(5,112,000)	(2,639,000)
Other income (expenses):
Gain on sale of radio stations	—	—	141,310,000	—
Loss on disposal of fixed assets	—	—	(57,000)	—
Interest expense	(34,000)	(5,144,000)	(6,926,000)	(15,181,000)
Other, net	31,000	7,000	173,000	(23,000)
Total other income/(expenses)	(3,000)	(5,137,000)	134,500,000	(15,204,000)
Income/(loss) before income tax	(147,000)	(5,801,000)	129,388,000	(17,843,000)
Income tax expense	—	500,000	4,379,000	1,500,000
Income/(loss) from discontinued operations	$(147,000)	$(6,301,000)	$125,009,000	$(19,343,000)

On December 23, 2002, the Company entered into an asset purchase agreement to sell its radio stations KLYY-FM Arcadia, California, KSYY-FM Fallbrook, California and KVYY-FM Ventura, California to Entravision Communications Corporation (Entravision or EVC) for $100 million in cash and 3,766,478 shares of Entravision’s Class A Common Stock. This sale was completed on April 16, 2003. On January 15, 2003, Entravision and Big City Radio entered into a time brokerage agreement following clearance of the asset sale under federal antitrust law. Under the time brokerage agreement, Entravision provided programming and related services to the stations it purchased from Big City Radio through the date of completion of the asset sale. In addition, Entravision was entitled to revenue and responsible for certain operating expenses. The Company has recorded the fee received related to the time brokerage agreement as revenue.

On December 30, 2002, the Company entered into an asset purchase agreement to sell its radio stations WYNY-FM Briarcliff Manor, New York, WWXY-FM Hampton Bays, New York, WWYY-FM Belvidere, New Jersey and WWZY-FM Long Branch, New Jersey to Nassau Broadcasting Holdings, Inc. for $43 million in cash. This sale was completed on April 2, 2003.

On December 31, 2002, the Company entered into an asset purchase agreement to sell its radio stations WDEK-FM DeKalb, Illinois, WKIE-FM Arlington Heights, Illinois and WKIF-FM Kankakee, Illinois to Spanish Broadcasting Systems, Inc. (SBS) for $22 million in cash. This sale was completed on April 4, 2003. On December 31, 2002, SBS and Big City Radio entered into a time brokerage agreement. Under the agreement, SBS provided programming and related services to the stations it purchased from Big City Radio through the date of completion of the asset sale. In addition SBS was entitled to revenue and responsible for certain operating expenses. The Company has recorded the fee received related to the time brokerage agreement as revenue.

On January 2, 2003, the Company entered into an asset purchase agreement to sell its radio station WXXY-FM Highland Park, Illinois to HBC for  $32.875 million in cash. On January 10, 2003, HBC and Big City

Radio entered into a time brokerage agreement. Under the agreement, HBC provided programming and related services to the stations it was purchasing from Big City Radio until the asset sale was completed. In addition HBC was entitled to revenue and was responsible for certain operating expenses. The Company recorded the fee received related to the time brokerage agreement as revenue. On May 2, 2003, the Company and HBC amended these agreements resulting in the transfer, on that date, of certain non-license assets used in the operation of the radio station. HBC paid $29.875 million of the $32.875 million purchase price to Big City Radio and the remaining $3 million was due at the earlier of 18 months from May 2, 2003 or the transfer of the FCC licenses, which took place on July 18, 2003. As the $3 million was not contingent on the transfer of the license, the Company included such amount in the gain on sale of the station

On September 5, 2003, the Company entered into an asset purchase agreement to sell its radio station WYXX-FM Morris, Illinois to Grundy County Broadcasters, Inc. (GCB) for $426,000 in cash. This sale was completed on November 5, 2003.

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

Summarized financial information for the discontinued publishing operations is as follows:

Publishing operations
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Net revenues	$—	$11,000	$—	$138,000
Operating expenses	—	75,000	—	796,000
Loss from discontinued operations	$—	$(64,000)	$—	$(658,000)

The following table summarizes the cash flow information from the discontinued radio and publishing operations:

Discontinued operations
	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income/(loss) from discontinued operations	$125,009,000	$(20,001,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,000	1,037,000
Deferred income tax expense	—	1,500,000
Non cash interest	1,441,000	489,000
Loss on disposal of fixed assets	57,000	28,000
Impairment loss on intangible assets	84,000	108,000
Disposal of fixed assets	—	21,000
Gain on sale of stations	(141,310,000)	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets:
Accounts receivable	1,994,000	1,110,000
Prepaid expenses and other current assets	78,000	66,000
Other assets	158,000	(60,000)
Increase (decrease) in liabilities:
Accounts payable	(124,000)	(508,000)
Accrued expenses	(412,000)	(350,000)
Interest payable	(15,983,000)	4,898,000
Income tax payable	404,000	—
Other liabilities	(369,000)	(41,000)
Net cash used in operating activities	(28,963,000)	(11,703,000)
Cash flows from investing activities:
Purchase of property and equipment	—	(251,000)
Cash received for radio stations sold	195,926,000	—
Cash received for disposal of fixed assets	—	295,000
Net cash provided by investing activities	195,926,000	44,000
Cash flow from financing activities
Repayment of senior discount notes	(174,000,000)	—
Net cash used in financing activities	(174,000,000)	—

Cash used in discontinued operations	$(7,037,000)	$(11,659,000)

7.             Liquidity and Going Concern

As described more fully below, events of default arose under the Indenture governing Big City Radio’s Notes and Big City Radio entered into a Forbearance Agreement with the holders of approximately $128 million principal amount at maturity of the Notes, although the Forbearance Agreement did not prevent the trustee under the Indenture or note-holders that were not parties to the Forbearance Agreement from pursuing remedies under the Indenture, as provided therein.

Since its inception, Big City Radio incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. As of September 30, 2003, the Company had completed four of five planned asset sale transactions. On November 5, 2003, the final transaction closed (see Note 9).  As a result of these transactions, the Company has sold all of its operating assets.  As a further result of the completed asset sales and the realized and unrealized gains in the Entravision Class A common stock since April 16, 2003, the date the Entravision transaction was completed, the Company has reported a total estimated tax provision for Federal and State taxes for the nine months ended September 30, 2003 of approximately $6.5 million. As of September 30, 2003, the Company has made estimated tax payments of approximately $4 million. This total provision was estimated assuming the liquidation of the Entravision Class A common stock at its closing price on September 30, 2003. As of September 30, 2003, the Company had contractual liabilities to management under employment arrangements estimated as approximately $2.2 million, approximately $1.04 million of which related to Charles Fernandez. (For a discussion of Mr. Fernandez’ employment with the Company, please refer to Note 9.) As a result, Big City expects to generate net operating losses until it is dissolved.

Prior to completion of the asset sales described above, Big City Radio met its working capital needs primarily through borrowings, including loans from Big City Radio’s principal stockholders, Stuart and Anita Subotnick, loans under credit facilities, and proceeds from the issuance of the senior notes in March 1998. From October 31, 2001 (the date on which the Company sold its Phoenix radio stations) until the completion of the 2003 asset sales, Big City Radio met its working capital needs primarily from the proceeds of the sale of Big City Radio’s Phoenix radio stations.

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

Cash interest commenced accruing on the senior notes on March 15, 2001 and semi-annual cash interest payments of $9,800,000 were required to commence on September 15, 2001. Big City Radio failed to make the initial semi-annual interest payment when due on September 15, 2001. In order to obtain the funds to make this payment within the 30-day grace period provided under the indenture, Big City Radio obtained a bridge loan in the amount of $15,000,000 by the assignment of Big City Radio’s revolving credit facility from the lender thereunder to a new lender. The bridge loan was secured to the same extent as the revolving credit facility and bore interest at the rate of LIBOR plus 3.0%, or a base rate plus 2.0%, at the option of Big City Radio. Big City Radio used the net proceeds of the bridge loan to pay the semi-annual interest on the senior notes due on September 15, 2001, together with applicable additional interest thereon, and to repay $2,235,000 of principal indebtedness and $51,000 of interest incurred under the promissory note issued to Mr. Subotnick in May 2001. Big City Radio repaid the bridge loan on October 31, 2001 with a portion of the proceeds from the sale of the Phoenix radio station properties, as discussed below. Big City Radio currently does not have a credit facility.

On October 31, 2001, the Company completed the sale of its four Phoenix radio stations to Hispanic Broadcasting Corporation for a cash purchase price of $34,000,000. The indenture governing the senior notes required Big City Radio to either reinvest the approximately $18,000,000 of proceeds which remained from the sale of the Phoenix stations after the repayment of the bridge loan in broadcast assets within one year from the date of these asset sales or make an offer to repurchase senior notes in an amount equal to the Phoenix sale proceeds that were not so reinvested. As described above, Big City Radio used a portion of the proceeds to repay indebtedness under the bridge loan and to fund the semi-annual interest payment due on the senior notes on March 15, 2002. Big City Radio used the remaining proceeds to fund its ongoing operations, and did not reinvest such proceeds in broadcast assets. Big City Radio did not make the required offer to repurchase senior notes, because it did not have sufficient cash resources to consummate such an offer. Its failure to make an offer to repurchase constitutes an event of default under the indenture.

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

Between December 23, 2002 and January 2, 2003, Big City Radio signed asset purchase agreements to sell eleven of the twelve FCC radio stations that it owned. In May 2003, the parties amended the HBC asset purchase agreement permitting the transfer of non-license assets in exchange for an initial payment of $29.875 million with a second and final payment of $3.0 million to be made upon the earlier of the transfer of the FCC license (which transfer was effected and which payment was received on July 18, 2003) or November 2, 2004. On September 5, 2003, the Company entered into an asset purchase agreement to sell its last remaining radio station, WYXX-FM Morris, Illinois, to Grundy County Broadcasters, Inc. (GCB) for  $426,000 in cash. This sale was completed on November 5, 2003. Following the completion of these five asset purchase agreements, the Company has received gross cash proceeds of approximately $198.3 million and 3,766,478 shares of Entravision’s Class A Common Stock. Under the senior notes forbearance agreement described above, Big City Radio is obligated to apply the net proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. The Company paid the trustee for the bondholders approximately $195.4 million, which amount the Company believes is sufficient to pay all of the principal of the Notes together with simple interest thereon. The Company held discussions with bondholders and the trustee to determine whether interest on interest was also due and payable. The Company and the bondholders did not reach any agreement regarding this issue and it is therefore possible that the Company could be liable to the bondholders in an additional amount of up to approximately $0.75 million. As of September 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

On August 22, 2003, Big City Radio’s board of directors unanimously adopted and approved the plan of dissolution for Big City Radio.  Big City Radio obtained stockholder approval of the plan of dissolution on November 13, 2003 by the written consent of the holders of a majority of the voting power of Big City Radio’s common stock in accordance with the requirements of Delaware law and Big City Radio’s certificate of incorporation.  Under the plan of dissolution, Big City Radio will:

•                  file a certificate of dissolution with the Delaware Secretary of State;

•                  cease conducting normal business operations, except as may be required to wind up its business affairs;

•                  determine whether and when to transfer its property and assets, other than cash or cash equivalents, to a liquidating trust;

•                  attempt to convert all of its remaining assets into cash or cash equivalents in an orderly fashion, with such exceptions as the board of directors may approve;

•                  pay or attempt to adequately provide for the payment of all of its known claims and obligations;

•                  establish a contingency reserve designed to satisfy any additional claims and obligations; and

•                  distribute all of its remaining assets, if any, in one or more liquidating distributions on a pro rata basis to or for the benefit of its stockholders as of the applicable record date or dates.

A full discussion of, and the details and implications of, the adoption of this plan of liquidation, will be sent to shareholders in an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.

Big City Radio will apply its remaining cash and other liquidity sources, to pay any remaining  interest due on the Notes and to pay expenses relating to the asset sales, including employee severance, contractual liabilities to management under employment arrangements and tax liabilities, as well as trade payables and other operating expenses.

Big City’s principal sources of liquidity consist of cash on hand, amounts earned on the investment of such cash and the shares of Entravision Stock received in the sale of the Los Angeles radio stations to Entravision. Big City commenced a program of selling some of the shares of Entravision Stock during the quarter ended June 30, 2003. This program continued throughout the quarter ended September 30, 2003 and is continuing currently. As of November 3, 2003, Big City Radio had sold an aggregate of 1,024,200 shares of Entravision Stock for total proceeds of $10,834,000. Big City Radio will continue to seek additional liquidity by selling shares of the Entravision Stock, although any such sales will be subject to numerous factors including market conditions and the timing of the Company’s future cash obligations. Big City Radio believes that these liquidity sources will be sufficient to meet its short-term cash needs.

8.      Marketable Securities

Marketable securities at September 30, 2003 and December 31, 2002 consist of U.S. Treasury, mortgage-backed, and corporate debt equity securities.  Marketable securities as of September 30, 2003 are mainly comprised of 2,908,878 shares of Entravision Class A common stock. These Entravision securities were received on April 16, 2003 in connection with the sale of the LA stations. Marketable securities are stated at fair value which is based on market quotes.  The Company has classified its debt securities as available-for-sale with the unrealized holding gain or loss excluded from earnings and reported as a separate component of other comprehensive income until realized.

The Entravision securities are classified as trading securities with adjustments to fair value recorded to unrealized gain/(loss) on marketable securities. Realized gains and losses from the sale of marketable securities are determined on a specific identification basis. At September 30, 2003, the Company’s Entravision shares had an approximate fair value of $27,634,000, and the Company had recorded a cumulative unrealized gain of $8,756,000.

9.      Subsequent Events

On November 5, 2003, the Company completed the previously announced sale of its last remaining radio station, WYXX-FM, Morris, Illinois to Grundy County Broadcasters, Inc. for an aggregate purchase price of $426,000 in cash.

On October 20, 2003, Charles M. Fernandez, President and Chief Executive Officer of the Company, sent a letter to the Company alleging that his employment agreement with the Company had been breached by the Company due to a substantial reduction in his duties as President and Chief Executive Officer resulting from the sale of substantially all of the Company’s assets.  The letter further provided that a failure to cure such breach within ten days would constitute a termination of his employment without cause. Pursuant to his employment agreement, Mr. Fernandez is entitled to receive a payment in the amount of twice his annual salary of Five Hundred Twenty Two Thousand Dollars ($522,000.00) (or an aggregate payment of One Million Forty Four Thousand Dollars (1,044,000.00)) in the event of a termination of his employment without cause. The Company and Mr. Fernandez recently reached an agreement pursuant to which the Company will pay Mr. Fernandez the sum of One Million Dollars ($1,000,000.00) in exchange for a release of all claims he may have against the Company, including any claims pursuant to his employment agreement. Pursuant to such agreement Mr. Fernandez’s employment with the Company ceased as of October 31, 2003. Mr. Fernandez remains a member of the Company’s Board of Directors.

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

        Recent Developments

Since its inception, Big City Radio has incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. As of March 31, 2003, Big City Radio had incurred a cumulative cash flow deficit of approximately $165 million and a cumulative net loss of approximately $144 million. During the quarter ended June 30, 2003, Big City Radio sold eleven of its twelve radio stations in transactions resulting from an auction process that it announced on November 4, 2002.  Between December 24, 2002 and January 2, 2003, Big City Radio signed four separate definitive asset purchase agreements to sell eleven of its twelve FCC FM licenses. Big City Radio entered into these agreements to raise the funds necessary to pay all principal of, and accrued and unpaid interest on, its 11¼% Senior Discount Notes (“the Notes” or “senior notes”) due 2005. Noteholders had accelerated payment of the senior notes as a result of defaults by Big City Radio under the Notes. None of these transactions were conditioned on the completion of any other transaction. In April 2003, the Company completed the sale of all of the stations that were the subject of these agreements, other than radio station WVIV-FM (formerly WXXY-FM) Highland Park, Illinois, which was sold to HBC for  $32.875 million in cash. In May 2003, the Company amended its agreement with HBC, as a result of which it received $29.875 million for the non-FCC license assets. On July 18, 2003, HBC paid the remaining $3 million and the Company transferred the FCC license. On September 5, 2003, the Company entered into an asset purchase agreement to sell its last remaining radio station, WYXX-FM Morris, Illinois, to Grundy County Broadcasters, Inc. for  $426,000 in cash. This sale was completed on November 5, 2003.

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

On August 22, 2003, Big City Radio’s board of directors unanimously adopted and approved the plan of dissolution for Big City Radio.  Big City Radio obtained stockholder approval of the plan of dissolution on November 13, 2003 by the written consent of the holders of a majority of the voting power of Big City Radio’s common stock in accordance with the requirements of Delaware law and Big City Radio’s certificate of incorporation.  Under the plan of dissolution, Big City Radio will:

•                  file a certificate of dissolution with the Delaware Secretary of State;

•                  cease conducting normal business operations, except as may be required to wind up its business affairs;

•                  determine whether and when to transfer its property and assets, other than cash or cash equivalents, to a liquidating trust;

•                  attempt to convert all of its remaining assets into cash or cash equivalents in an orderly fashion, with such exceptions as the board of directors may approve;

•                  pay or attempt to provide adequately for the payment of all of its known claims and obligations;

•                  if determined to be appropriate, establish a contingency reserve designed to satisfy any additional claims and obligations; and

•                  distribute all of its remaining assets, if any, in one or more liquidating distributions on a pro rata basis to or for the benefit of its stockholders as of the applicable record date or dates.

A full discussion of, and the details and implications of, the adoption of this plan of liquidation, will be sent to shareholders in an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.

While the Company has some sources of liquidity, namely cash on hand of approximately $457,000, and marketable securities with a value of approximately $29,893,000 as of September 30, 2003, it has future cash obligations including a possible final payment to the bondholders, unpaid expenses relating to the asset sales including professional fees, employee severance and contractual payments to management under employment arrangements, Federal and State tax liabilities resulting from the sale of the radio stations and the realized and unrealized gains on the Entravision Class A common stock received in one of the asset sales, and trade payables. Although the Company believes it will have sufficient resources, there can be no assurances that the future sales of the marketable securities will enable the Company to meet these obligations.

Commencing in 2002, Big City Radio’s Class A Common Stock, which is listed on the American Stock Exchange (the”AMEX” or the “Exchange”), was subject to a listing review and related proceedings by the Exchange. On October 20, 2003, the Company received notification from the AMEX that based upon its review of the Company’s Quarterly Report on SEC Form 10-Q for the period ended June 30, 2003, it had concluded that Big City Radio had regained compliance with all applicable AMEX continued listing requirements. The Exchange stated that it may initiate delisting proceedings should Big City Radio fail to comply with AMEX continued listing standards in the future.  In connection with the Company’s announced plan of liquidation and dissolution.  Big City Radio intends to delist its Class A common stock from the AMEX on the date that Big City Radio files its certificate of dissolution with the Delaware Secretary of State, which is expected to occur on or about 20 days after Big City Radio’s information statement on Schedule 14(c) is first mailed to stockholders.  There will be no further trading of the Class A common stock on the AMEX after such stock is delisted.

General

Up until the quarterly period ended March 31, 2003, Big City Radio owned and operated radio stations in three of the largest radio markets in the United States. During the quarter ended June 30, 2003, the Company sold eleven of its twelve FCC licenses, thereby terminating all operations in New York and Los Angeles, and significantly curtailing operations in Chicago. In September 2003, the Company announced the signing of a definitive asset purchase agreement to sell its last remaining radio station in the Chicago area, which sale was completed on November 5, 2003. Big City Radio’s radio broadcast properties were located in or adjacent to major metropolitan markets and utilized innovative engineering techniques and low-cost, ratings-driven operating strategies to develop these properties into metropolitan radio stations.

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

The independent auditor’s reports on Big City Radio’s financial statements for each of the last three fiscal years have stated that Big City Radio’s recurring losses from operations, negative cash flows from operations, stockholders’ deficiency and default under the terms of its senior notes raise substantial doubt about Big City Radio’s ability to continue as a going concern. Because of the severe constraints on its liquidity, defaults arose under the Indenture governing the Company’s $174,000,000 principal amount of senior notes. As a result, holders of the requisite amount of the notes declared the principal and interest on the senior notes to be due and payable, and Big City Radio agreed with the holders of approximately 75% of the notes to conduct an auction sale of substantially all of its operating properties as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. In the quarter ended June 30, 2003, Big City Radio sold eleven of its twelve FCC radio station licenses. During the quarter ended September 30, 2003, the Company announced its agreement to sell its final radio station, WYXX-FM, Morris, Illinois, which sale was completed on November 5, 2003. As of the date of this report, Big City Radio has collected approximately $198.3 million in cash and 3,766,478 shares of Entravision Stock from these sales. The Company has paid the trustee for the bondholders approximately $195.4 million, which amount the Company believes is sufficient to pay all of the principal of the Notes together with simple interest thereon.  The Company held discussions with bondholders and the trustee to determine whether interest on interest was also due and payable. The Company and the bondholders did not reach any agreement regarding this issue and it is therefore possible that the Company could be liable to the bondholders in an additional amount of up to $0.75 million. As of September 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

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

Big City Radio’s liquidity crisis was precipitated by its lack of ability to generate operating income and its obligation to make semi-annual interest payments of $9.8 million on its senior notes beginning on September 15, 2001. Although it was able to make the first two such interest payments, Big City Radio had to fund those payments from the proceeds of additional borrowings and the sale of its four Phoenix stations in October 2001. To address its liquidity problems, Big City Radio sought to reduce expenses by decreasing capital expenditures and expenditures for promotional and programming activities and by reducing corporate, general and administrative expenses through employee terminations. These measures to decrease operating expenses further limited Big City Radio’s ability to compete effectively during a time of industry-wide consolidation and the exposure of smaller, less well-capitalized companies to continued deterioration in the national and regional advertising markets.

As noted elsewhere in this report, the results of all radio station and publishing operations discontinued in 2002 have been classified as losses from discontinued operations.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Corporate, general and administrative expenses for the three months ended September 30, 2003 were $1,276,000 compared with $1,094,000 for the three months ended September 30, 2002, an increase of $182,000, or 16.6%. The increase was primarily attributable to the following factors:

•                  higher legal and professional fees expense related to the sale of stations and ongoing legal defense costs; and

•                  higher insurance costs.

Depreciation and amortization expenses for the three months ended September 30, 2003 were $6,000 compared with $30,000 for the three months ended September 30, 2002, a decrease of $24,000, or 80.0%. The decrease was primarily attributable to the disposal of $245,000 of fixed assets related to the Miami facility.

Interest income for the three months ended September 30, 2003 was $7,000 compared to $23,000 for the three months ended September 30, 2002, which represented a decrease of $16,000 or 69.6%. This decrease was primarily attributable to a lower average balance of investments in the Company’s marketable securities excluding Entravision Class A common stock.

Gain on sales of marketable securities for the three months ended September 30, 2003 was $2,965,000. During the quarter ended September 30, 2003, the Company sold 701,000 shares of Entravision Class A common stock to generate cash which it used primarily to pay interest on its Senior Discount Notes, and estimated Federal and State taxes. The realized gain on these sales was $2,965,000. There was no such gain for the three months ended September 30, 2002.

Unrealized loss on marketable securities for the three months ended September 30, 2003 was $8,788,000. This loss represents the reduction in the market value of the unsold Entravision Class A Common Stock at September 30, 2003 compared to its fair value at June 30, 2003. On April 16, 2003, the Company sold its LA stations to Entravision and received $100 million in cash and 3,766,478 shares of Entravision Class A common stock.  The Company has classified these securities as trading securities. As of September 30, 2003, the Company had 2,908,878 shares of Entravision Class A common stock valued at $9.50 per share. At June 30, 2003, the Company had 3,609,878 shares of Entravision Class A Common Stock valued at $11.35 per share.

Income tax benefits for the three months ended September 30, 2003 was $3,447,000, compared to $0 for the three months ended September 30, 2002. This deferred tax benefit for the three months ended September 30, 2003, comprises a tax expense on the gain on sales of marketable securities, offset by a tax benefit for the unrealized loss of $8,788,000 on the remaining 2,908,878 shares of Entravision Class A common stock.

Loss from discontinued operations for the three months ended September 30, 2003 was $147,000 compared with $6,365,000 for the three months ended September 30, 2002.  This change was primarily attributable to (i) decreased station operating expenses and depreciation and amortization, due to the sales of eleven of the twelve radio stations during the second quarter of 2003, (ii) decreased interest expense resulting from the repayment of the senior notes during the second quarter of 2003, and (iii) the absence of the $500,000 income tax charge occurred in the 2002 quarter relating to the adoption of SFAS 142 (see Note 1 to the consolidated financial statements). Partially offsetting these items was, (i) the absence of net revenues in the three months ended September 30, 2003, and (ii) an impairment loss of $84,000 on broadcast license during the three months ended September 30, 2003.

Net loss for the three months ended September 30, 2003 was $3,703,000 compared with $7,468,000 for the three months ended September 30, 2002, which represented a decrease of $3,765,000 or 50.4%. This change was primarily attributable to a reduction of $6,218,000 in the loss from discontinued operations in the three months ended September 30, 2003 compared to the corresponding period of 2002, and income tax benefits of $3,447,000 for the three months ended September 30, 2003, offset by net realized and unrealized losses on the Entravision Class A Common Stock marketable securities of $5,823,000 in the three months ended September 30, 2003, which securities the Company did not own in the corresponding period of 2002.

Nine Months Ended September 30, 2003 compared with Nine Months Ended September 30, 2002

Corporate, general and administrative expenses for the nine months ended September 30, 2003 were $5,963,000 compared with $3,010,000 for the nine months ended September 30, 2002, an increase of $2,953,000, or 98.1%. The increase was primarily attributable to the following factors:

•                  higher legal and professional fees expense related to the sale of stations and the defense and settlement of lawsuits;

•                  higher accounting and filing fees expense related to the sale of stations; and

•                  higher insurance costs

Depreciation and amortization expenses for the nine months ended September 30, 2003 were $56,000 compared with $90,000 for the nine months ended September 30, 2002, a decrease of $34,000, or 37.8%. The decrease was primarily attributable to the disposal of $245,000 of fixed assets related to the Miami facility.

Interest income for the nine months ended September 30, 2003 was $15,000 compared to $128,000 for the nine months ended September 30, 2002, which represented a decrease of $113,000 or 88.3%. This decrease was primarily attributable to a lower average balance of investments in marketable securities, excluding the Entravision Class A Common Stock.

Loss on Disposal of fixed asset for the nine months ended September 30, 2003 was $245,000. In May 2003, the Company terminated its Miami facility lease agreement and abandoned the leasehold improvements related to this facility. The loss on this disposal was $245,000 for the nine months ended September 30, 2003.

Gain on sales of marketable securities for the nine months ended September 30, 2003 was $3,631,000. For the nine months ended September 30, 2003, the Company sold 857,600 shares of Entravision Class A common stock to generate cash which it used primarily to pay interest on its senior discount notes, and estimated Federal and State taxes. The realized gain on these sales was $3,631,000. There was no such gain for the nine months ended September 30, 2002.

Unrealized gain on marketable securities for the nine months ended September 30, 2003 was $8,756,000. On April 16, 2003, the Company sold its LA stations to Entravision and received $100 million in cash and 3,766,478 shares of Entravision Class A common stock valued at $6.49 per share.  The Company has classified these securities as trading securities. As of September 30, 2003, the Company has 2,908,878 shares of Entravision Class A common stock valued at $9.50 per share, and at such date, the unrealized gain on these securities was $8,756,000.

Income tax expense for the nine months ended September 30, 2003 was $2,141,000, compared to $8,631,000 for the nine months ended September 30, 2002, which represented a decrease of $6,490,000 or 75.2%. The deferred tax expense for the nine months ended September 30, 2003, relates to the gain on sale of marketable securities and a tax provision for the unrealized gain of $8,756,000 on the remaining 2,908,878 shares of Entravision Class A common stock which are treated as trading securities and reported at fair value. On January 1, 2002, the Company adopted provision of SFAS 142 and stopped amortizing its FCC broadcast license as these intangible assets were determined to have an indefinite useful life. Accordingly, deferred tax liabilities related to these intangible assets could no longer be utilized to support the realization of deferred tax benefits. The Company restated its fiscal 2002 quarterly results to record an additional deferred tax valuation allowance of approximately $8.6 million during the quarter ended March 31, 2002. An additional tax expense relating to the increase in the deferred tax liability of approximately $1.5 million for the nine months ended September 30, 2002 was recorded and reported under discontinued operations.

Income from discontinued operations for the nine months ended September 30, 2003 was $125,009,000 compared with a loss of  $20,001,000 for the nine months ended September 30, 2002 This change was primarily attributable to (i) gain on sale of stations of $141,310,000 during the second quarter of 2003, and (ii) decreased interest expense resulting from the repayment of the senior notes during the second quarter of 2003. Partially offsetting these items was an increased income tax expense of $2,879,000, and costs associated with the radio station sales of $3,400,000, mainly related to lease termination and employee costs, during the nine months ended September 30, 2003.  It should be noted that under the time brokerage agreements, which were in place during the nine months period ended September 30, 2003 up to the date of sale of the Los Angeles and Chicago radio stations, the Company recorded fees received as revenue. In addition, station revenues were generated by third parties and such parties were responsible for some operating expenses. These third party station revenues and expenses have been excluded from the Company’s results.

Net income for the nine months ended September 30, 2003 was $129,160,000 compared with a loss of $31,591,000 for the nine months ended September 30, 2002. This change was primarily attributable to the gain on sale of stations, lower interest expense, lower income tax expense, the gain on sale of marketable securities and the unrealized gain on marketable securities for the nine months ended September 30, 2003, partially offset by increased corporate, general and administrative expenses, and a loss on disposal of fixed assets in the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002.

Liquidity and Capital Resources

As of September 30, 2003, Big City Radio had available approximately $30.4 million of cash, cash equivalents and marketable securities. This amount included 2,908,878 shares of Entravision Class A common stock with a closing market valuation of $27,634,000 at that date. The independent auditors’ report on Big City Radio’s financial statements for the year ended December 31, 2002 notes that recurring losses from operations and negative cash flows from operations raise substantial doubt about Big City Radio’s ability to continue as a going concern. As discussed below, because of the severe constraints on its liquidity, Big City Radio failed to make payments due on the senior notes. As a result, holders of the requisite amount of the notes declared the principal and interest on the senior notes to be due and payable, and Big City Radio agreed with the holders of approximately 75% of the notes to conduct an auction sale of its radio stations as soon as practicable for net cash consideration in an amount at least sufficient to pay all principal of, and accrued and unpaid interest on, the senior notes. During the quarter ended September 30, 2003, the Company announced it had signed a definitive asset purchase agreement to sell its last remaining radio station, WYXX-FM, Morris, Illinois, for a cash consideration of $426,000. This sale was completed on November 5, 2003. Also in the quarter ended September 30, 2003, the Company received the final payment of $3 million on the previously reported sale of WXXY-FM, Highland Park to HBC. In the quarter ended June 30, 2003, Big City Radio reported the completion of its previously announced sales of eleven of its twelve FCC radio licenses. Big City Radio has received $198.3 million in cash and 3,766,478 shares of Entravision Class A common stock in respect of these asset sales. To date, the Company has paid the trustee for the bondholders approximately $195.4 million, which amount the Company believes is sufficient to pay all the principal of the Notes together with simple interest thereon.

Since its inception, Big City Radio incurred substantial net operating losses primarily due to broadcast cash flow deficits associated with the start up of its radio station operations. As of March 31, 2003, Big City Radio had incurred a cumulative cash flow deficit of approximately $165 million and a cumulative net loss of approximately $144 million. During the quarter ended September 30, 2003, the Company announced the agreement to sell its last remaining radio station, which sale was completed on November 5, 2003. Big City Radio also collected the remaining cash consideration of $3 million on a previously reported asset sale.  As a result of these transactions, the Company has sold all of its radio stations assets. As a further result of the completed asset sales and the realized and unrealized gains in the Entravision Class A common stock since April 16, 2003, the date the Entravision transaction was completed, the Company has reported a total estimated tax provision for Federal and State taxes of approximately $6.5 million. This total provision was estimated assuming the liquidation of the Entravision Class A common stock at its closing price on September 30, 2003. As of September 30, 2003, the Company has made estimated tax payments of approximately $4 million. Big City Radio also has obligations for employee severance and contractual liabilities to management under employment arrangements. As a result, Big City Radio expects to generate net losses until it is dissolved.

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

The Company has entered into an employment contract with an officer. The minimum payment as of September 30, 2003 under this contract was $43,500.

The Company has never paid cash or stock dividends. Although the Board of Directors of the Company has not yet made any determination, it is possible that the Board could determine to make one or more liquidating or non-liquidating distributions. See Application of Asset Sale Proceeds; Future Operations of Big City Radio below.

Cash Flows From Operating Activities

In the nine months ended September 30, 2003, cash provided by operations related primarily to income from continuing operations due to the realized gain on sale of marketable securities, and slower payments to vendors associated with the sale of the radio stations. This increase was partially offset by increased payments to creditors, increased insurance prepayment, and cash used in corporate, general and administrative activities.  In the nine months ended September 30, 2002, cash used in operations related primarily to corporate, general and administrative activities, and to payments to creditors, net of collection of receivables, related to the Phoenix radio stations which the Company sold in October 2001.

Cash Flows From Investing Activities

In the nine months ended September 30, 2003, the Company sold $8,808,000 of marketable securities to generate cash for general working capital purposes, including estimated tax payments and interest on the Notes. In the nine months ended September 30, 2002, the Company sold $11,921,000 of marketable securities to generate cash for general working capital purposes and payments on the Notes.

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

The senior notes were issued at an original issue discount and accreted in value until March 15, 2001 at a rate of 11 1/4% per annum, compounded semi-annually to an aggregate principal amount of $174,000,000. Cash interest began accruing on the senior notes on March 15, 2001 at a rate of 11 1/4% per annum and was payable in cash semi-annually, each March 15 and September 15, commencing with September 15, 2001 and through and including March 15, 2005. The senior notes were due to mature on March 15, 2005, but could be redeemed at the option of Big City Radio, in whole or in part, at a redemption price of 105.625%, 102.813% or 100.000% if redeemed during the 12-month period commencing on March 15, 2002, March 15, 2003 and on and after March 15, 2004, respectively. The Company has paid the trustee for the bondholders approximately $195.4 million, which amount the Company believes is sufficient to pay all of the principal of the Notes together with simple interest thereon.  The Company held discussions with bondholders and the trustee to determine whether interest on interest was also due and payable. The Company and the bondholders did not reach any agreement regarding this issue and it is therefore possible that the Company could be liable to the bondholders in an additional amount of up to $0.75 million.  As of September 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

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

Payments under the senior notes were guaranteed on a senior unsecured basis by Big City Radio’s “restricted subsidiaries,” as defined in the indenture governing the senior notes. As of September 30, 2003, all of Big City Radio’s subsidiaries were restricted subsidiaries. The senior notes contained financial and operational covenants with which Big City Radio and its restricted subsidiaries had to comply, including covenants restricting the incurrence of additional indebtedness, investments, payment of dividends on and redemption of capital stock, redemption of specified subordinated obligations, sales of assets and the use of proceeds therefrom, transactions with affiliates, creation and existence of liens, the types of businesses in which Big City Radio could operate, asset swaps, distributions from restricted subsidiaries, sales of capital stock of restricted subsidiaries, and consolidations, mergers and transfers of all or substantially all of Big City Radio’s assets. The senior notes contained customary events of default, including payment defaults and default in the performance of other covenants, specified bankruptcy defaults, cross defaults to other indebtedness and to judgments, and failure of a subsidiary guarantee to be in full force and effect.

In connection with the consummation of the senior notes offering, Big City Radio entered into a revolving credit facility providing for up to $15,000,000 of borrowings based upon a multiple of the positive rolling four-quarter broadcast cash flow of Big City Radio’s stations and subject to compliance with specified financial and operational covenants. The revolving credit facility was to mature on March 17, 2003. At December 31, 2000, Big City Radio was in compliance with all material covenants and restrictions under the revolving credit facility, with the exception that, in violation of one such covenant, because the independent auditors’ report on Big City Radio’s financial statements for the year ended December 31, 2000 included a “going concern” paragraph. In April 2001, the lender declined to permit Big City Radio to draw under the revolving credit facility due to Big City Radio’s violation of the foregoing covenant. As a result of its inability to draw under the revolving credit facility, Big City Radio issued a promissory note in May 2001 to borrow up to $5,000,000 from Stuart Subotnick, a principal stockholder, in order to meet its short-term working capital needs. The amount outstanding under this note, which was payable on demand, bore interest equal to JP Morgan Chase Bank’s prime rate plus 2.0%.

Cash interest commenced accruing on the senior notes on March 15, 2001 and semi-annual cash interest payments of $9,800,000 were required to commence on September 15, 2001. Big City Radio failed to make the initial semi-annual interest payment when due on September 15, 2001. In order to obtain the funds to make this payment within the 30-day grace period provided under the indenture, Big City Radio obtained a bridge loan in the amount of $15,000,000 by the assignment of Big City Radio’s revolving credit facility from the lender thereunder to a new lender. The bridge loan was secured to the same extent as the revolving credit facility and bore interest at the rate of LIBOR plus 3.0%, or a base rate plus 2.0%, at the option of Big City Radio. Big City Radio used the net proceeds of the bridge loan to pay the semi-annual interest on the senior notes due on September 15, 2001, together with applicable additional interest thereon, and to repay $2,235,000 of principal indebtedness and $51,000 of interest incurred under the promissory note issued to Mr. Subotnick in May 2001. Big City Radio repaid the bridge loan on October 31, 2001 with a portion of the proceeds from the sale of the Phoenix radio station properties, as discussed below. Big City Radio currently does not have a credit facility.

On October 31, 2001, Big City Radio completed the sale of its four Phoenix radio properties to Hispanic Broadcasting Corporation for a cash price of $34,000,000. The indenture governing the senior notes required Big City Radio to either reinvest the approximately $18,000,000 of proceeds which remained from the sale of the Phoenix stations after the repayment of the bridge loan in broadcast assets within one year from the date of these asset sales or make an offer to repurchase senior notes in an amount equal to the Phoenix sale proceeds that were not so reinvested. As described above, Big City Radio used a portion of the proceeds to repay indebtedness under the bridge loan and to fund the semi-annual interest payment due on the senior notes on March 15, 2002. Big City Radio used the remaining proceeds to fund its ongoing operations, and did not reinvest such proceeds in broadcast assets. Big City Radio did not make the required offer to repurchase senior notes, because it did not have sufficient cash resources to consummate such an offer. Its failure to make an offer to repurchase constituted an event of default under the indenture.

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

•                  Big City Radio had to immediately notify the ad hoc committee by written notice of:

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

Between December 23, 2002 and January 2, 2003, Big City Radio signed asset purchase agreements to sell eleven of the twelve FCC radio stations that it owned. In May 2003, the parties amended the HBC asset purchase agreement permitting the transfer of non-license assets in exchange for an initial payment of $29.875 million with a second and final payment of $3.0 million to be made upon the earlier of the transfer of the FCC license (which transfer was effected and which payment was received on July 18, 2003) or November 2, 2004. On September 5, 2003, the Company entered into an asset purchase agreement to sell its last remaining radio station, WYXX-FM Morris, Illinois, to Grundy County Broadcasters, Inc. (GCB) for  $426,000 in cash. This sale was completed on November 5, 2003. Following the completion of these five asset purchase agreements, the Company has received gross cash proceeds of approximately $198.3 million and 3,766,478 shares of Entravision’s Class A Common Stock. Under the senior notes forbearance agreement described above, Big City Radio was obligated to apply the net proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. Following completion of the asset purchase transactions, Big City Radio paid a total of approximately $195.4 million to the trustee for the bondholders, which amount the Company believes is sufficient to pay all of the principal of the Notes together with simple interest thereon. This total payment was made in installments, immediately after the cash consideration from each asset purchase transaction was received. The Company held discussions with bondholders and the trustee to determine whether interest on interest was also due and payable. The Company and the bondholders did not reach any agreement regarding this issue and it is therefore possible that the Company could be liable to the bondholders in an additional amount of up to $0.75 million. As of September 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

Big City Radio will apply available cash from its liquidity sources, to make any additional principal or interest payment that may be due to the bondholders, as well as pay expenses relating to the asset sales, including employee severance and contractual liabilities due management under employment arrangements, tax liabilities and trade payables and other operating expenses.

After the completion of the last remaining asset purchase agreement on November 5, 2003, Big City Radio has disposed of all of its operating properties. Its principal sources of liquidity consist of cash on hand, amounts earned on its investment of such cash and the shares of the Entravision Class A common stock it received upon completion of one of its assets sales. Big City Radio will also seek to obtain additional liquidity by selling shares of the Entravision Class A common stock. Big City Radio believes that these liquidity sources will be sufficient to meet its short-term cash needs. On August 22, 2003, Big City Radio’s board of directors unanimously adopted and approved the plan of dissolution for Big City Radio.  Big City Radio obtained stockholder approval of the plan of dissolution on November 13, 2003 by the written consent of the holders of a majority of the voting power of Big City Radio’s common stock in accordance with the requirements of Delaware law and Big City Radio’s certificate of incorporation.  Under the plan of dissolution, Big City Radio will:

•                  file a certificate of dissolution with the Delaware Secretary of State;

•                  cease conducting normal business operations, except as may be required to wind up its business affairs;

•                  determine whether and when to transfer its property and assets, other than cash or cash equivalents, to a liquidating trust;

•                  attempt to convert all of its remaining assets into cash or cash equivalents in an orderly fashion, with such exceptions as the board of directors may approve;

•                  pay or attempt to provide adequately for the payment of all of its known claims and obligations;

•                  if determined to be appropriate, establish a contingency reserve designed to satisfy any additional claims and obligations; and

•                  distribute all of its remaining assets, if any, in one or more liquidating distributions on a pro rata basis to or for the benefit of its stockholders as of the applicable record date or dates.

A full discussion of, and the details and implications of, the adoption of this plan of liquidation, will be sent to shareholders in an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.

Cash used in discontinued operations

In the nine months ended September 30, 2003 and 2002, respectively, the Company used cash in its discontinued operations.  In the nine months ended September 30, 2003, cash generated from the sale of the discontinued radio operations and collection of the sold stations receivables was primarily used to repay the principal and interest on the senior notes and accelerated payments to creditors due to the sale of its stations. In the nine months ended September 30, 2002, the Company used cash in its discontinued operations primarily to make the semi-annual interest payment on the senior notes and to fund operating cash deficits in the New York and Chicago station operations.

Application of Asset Sale Proceeds; Future Operations of Big City Radio

Under its purchase agreements with Entravision, Nassau, Spanish Broadcasting, Hispanic Broadcasting, and Grundy County Broadcasters pursuant to which Big City Radio has sold all 12 of its radio stations, Big City Radio has received gross cash proceeds of approximately $198.3 million. In addition, Entravision issued

3,766,478 shares of Entravision’s Class A common stock to Big City Radio in connection with the asset sale to Entravision. Commencing during the quarter ended June 30, 2003, through November 10, 2003, the Company has sold a total of 1,024,200 shares of Entravision Class A common stock, realizing cash proceeds of approximately $10.8 million, representing an average selling price of $10.62 per share. Based upon the closing price of the Entravision Class A common stock on November 10, 2003 of $10.12 per share, the remaining 2,742,278 shares of Entravision Class A common stock are worth an aggregate of $27.8 million. The aggregate value of the shares of Entravision Class A common stock at the date of their receipt by the Company, April 16, 2003, was approximately $24.4 million. Big City Radio may have to sell at least a portion of its Entravision Class A common stock to generate sufficient cash to satisfy its remaining liabilities and obligations. If and when Big City Radio seeks to sell its shares of Entravision’s Class A common stock, it may not be able to do so for proceeds that approximate the value on the date of this Quarterly Report on Form 10-Q, or that are sufficient to meet its cash needs.

As a result of the completed asset sales and the realized and unrealized gains in the Entravision Class A common stock since April 16, 2003, the date the Entravision transaction was completed, the Company has reported a total estimated tax provision for Federal and State taxes for the nine months ended September 30, 2003 of approximately $6.5 million. This total provision was estimated assuming the liquidation of the Entravision Class A common stock at its closing price on September 30, 2003. As of September 30, 2003, the Company has made estimated tax payments of approximately $4 million. Big City Radio has paid to date brokerage, legal and accounting fees relating to the transactions and lease termination expenses of approximately $4.34 million. Big City Radio will incur other transaction costs, including payments to its executive officers and directors, severance and other contractual obligations to management under employment arrangements, and amounts as yet unpaid to vendors.

Under its forbearance agreement with holders of its senior notes, Big City Radio was obligated to apply the aggregate net cash proceeds of the asset sales first to pay the principal amount of the senior notes and all accrued and unpaid interest thereon through the date of such payment. The Company has paid the trustee for the bondholders approximately $195.4 million, which amount the Company believes is sufficient to pay all of the principal of the Notes together with simple interest thereon. The Company held discussions with bondholders and the trustee to determine whether interest on interest was also due and payable. The Company and the bondholders did not reach any agreement regarding this issue and it is therefore possible that the Company could be liable to the bondholders in an additional amount of up to $0.75 million.  As of September 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

Big City Radio has completed its proposed asset sales.

On August 22, 2003, Big City Radio’s board of directors unanimously adopted and approved the plan of dissolution for Big City Radio.  Big City Radio obtained stockholder approval of the plan of dissolution on November 13, 2003 by the written consent of the holders of a majority of the voting power of Big City Radio’s common stock in accordance with the requirements of Delaware law and Big City Radio’s certificate of incorporation.  Under the plan of dissolution, Big City Radio will:

•                  file a certificate of dissolution with the Delaware Secretary of State;

•                  cease conducting normal business operations, except as may be required to wind up its business affairs;

•                  determine whether and when to transfer its property and assets, other than cash or cash equivalents, to a liquidating trust;

•                  attempt to convert all of its remaining assets into cash or cash equivalents in an orderly fashion, with such exceptions as the board of directors may approve;

•                  pay or attempt to provide adequately for the payment of all of its known claims and obligations;

•                  if determined to be appropriate, establish a contingency reserve designed to satisfy any additional claims and obligations; and

•                  distribute all of its remaining assets, if any, in one or more liquidating distributions on a pro rata basis to or for the benefit of its stockholders as of the applicable record date or dates.

A full discussion of, and the details and implications of, the adoption of this plan of liquidation, will be sent to shareholders in an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934. Because of uncertainties concerning the precise net value of Big City Radio’s non-cash assets, including its holdings of Class A common stock of Entravision Communications Corporation, and the amount of any unforeseen claims and obligations it may incur, Big City Radio cannot currently predict the aggregate net value of its assets that ultimately may be available for distribution to stockholders.  Although the board of directors has not yet established a timetable for distributions, if any, to its stockholders, the board of directors will, subject to uncertainties inherent in winding up Big City Radio’s business, make any such distributions as promptly as practicable after December 31, 2003.

Despite the adoption of a plan of dissolution, Big City Radio currently is obligated to comply with the applicable reporting requirements of the Securities Exchange Act of 1934.  In order to eliminate expenses it incurs to comply with these requirements, Big City Radio intends to terminate the registration of its common stock under the Securities Exchange Act of 1934 on or about the final record date.  Upon its filing of notice of such termination with the SEC, Big City Radio will cease filing quarterly, annual and current reports with the SEC.

Because of the uncertainties discussed above, Big City Radio cannot provide any assurance that it will have any assets available for distribution to its stockholders or, if it does have assets available for distribution, that it will make a distribution of any or all of such assets.

Special Note Regarding Forward-Looking Statements

Certain statements in this report, including those utilizing the phrases “will,” “expects,” “intends,” “estimates,” “contemplates,” and similar phrases, are “forward-looking” statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including statements regarding, among other items, the Company’s expectation of consummating the planned sale of the Company’s sole remaining radio station.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: (i) changes in the financial markets and in the Company’s ability to sell its remaining shares of Entravision Class A Common Stock, and (ii) changes in the regulatory framework. Other factors which may materially affect actual results include, among others, the following: general economic and business conditions, changes in political, social and economic conditions and various other factors beyond the Company’s control. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Factors that May Affect Future Results and Financial Condition

The following factors (in addition to others) could have a material and adverse impact on the Company’s business:

Cash on hand is insufficient to meet Big City Radio’s obligations and commitments. Big City Radio’s debt has been accelerated under the indenture governing its senior notes. The Company has paid approximately $195.4 million of principal and interest to the trustee for the bondholders, which amount the Company believes is sufficient to pay all of the principal of the Notes together with simple interest thereon. The Company held discussions with bondholders and the trustee to determine whether interest on interest was also due and payable. The Company and the bondholders did not reach any agreement regarding this issue and it is therefore possible that the Company could be liable to the bondholders in an additional amount of up to $0.75 million. As of September 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.  Furthermore, Big City Radio has significant other liabilities for taxes, employee severance and management employment arrangements, and other trade payables. Big City Radio has sold all its operating assets and so it is not generating cash flow from operations to meet its obligations and commitments. Big City radio must rely on its existing cash resources and the future sales of its marketable securities, predominantly shares of Entravision Class A common stock received in one of the asset sales, or it must raise additional debt or equity capital, or seek protection under the bankruptcy laws. These alternative strategies might not be effected on satisfactory terms, if at all.

Big City Radio currently does not have a credit agreement. The Company may not be able to obtain a new credit agreement in the event that it were to seek such an agreement, which it does not plan to do.

Big City Radio is a defendant in A.L., a minor by her guardian ad litem C.V., a minor by her guardian ad litem v. Big City Radio, Inc., Firmo Martin Rosetti, aka Hector Rocksetti, aka Hector Rosetti; KSYY-FM; KVYY-FM; VIVA 107.1.  The plaintiffs commenced the case in Superior Court for the County of Los Angeles on August 15, 2002 and it was subsequently removed to the United States District Court for the Central District of California. The complaint alleges claims for negligence, sexual assault, battery, negligent infliction of emotional distress and intentional infliction of emotional distress arising from actions alleged to have been perpetrated by Hector Rosetti, a former employee of Big City Radio. Mr. Rosetti is currently incarcerated in a California state prison for the actions that are the subject of this lawsuit. The plaintiffs’ complaint does not specify the damages they seek, except that they have stated that they seek damages in excess of the $75,000 jurisdictional amount for the federal district courts. In addition, in mediation the plaintiffs demanded aggregate damages of $5 million, and at another time indicated that they could seek damages of $50 million. Big City Radio was vigorously contesting its liability based upon its contentions that Mr. Rosetti’s misconduct was outside the scope of his employment, done without the knowledge of Big City Radio or its officers and contrary to its policies and procedures.  Nonetheless, in order to avoid the costs and expenses of litigating the case, and the risks inherent in any litigation, Big City Radio recently entered into a Memorandum of Settlement pursuant to which Big City Radio will pay the plaintiffs an aggregate of $500,000 in exchange for a release and a dismissal of the case with prejudice. The settlement is subject to the execution of definitive settlement documentation and court approval.  The Company recorded an accrued expense for this settlement during the quarter ended September 30, 2003.

Big City Radio and its chairman, Stuart Subotnick, were defendants in O’Neill v. Big City Radio, Inc. et al., no. 03-1957 WMB(SHx), an action initiated in United States District Court for the Central District of California by Sean O’Neill, a former employee of Big City Radio. While the plaintiff’s statements of his damages have not been consistent, the plaintiff alleges that he is owed as much as $2.1 million under an oral employment agreement and written change of control agreement, and related claims of breach of implied covenant of good faith and fair dealing and fraud and deceit. Big City Radio was vigorously contesting its liability based upon its contention that no oral employment agreement existed, that its obligations under change of control agreements ended when the plaintiff’s employment with Big City Radio was terminated, and that the plaintiff did not have valid claims for breach of implied covenant of good faith and fair dealing or fraud and deceit.  Nonetheless, in order to avoid the costs and expenses of litigating the case, and the risks inherent in any litigation, Big City Radio recently settled the case by paying $362,500 to the plaintiff in exchange for a release and a dismissal of the case with prejudice.  The Company recorded an accrued expense for this settlement amount during the quarter ended September 30, 2003.

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

Revenue Recognition. Big City Radio recorded revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. Big City Radio maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Big City Radio utilizes information available to Big City Radio, including the timing of payments and the financial condition of its customers to estimate the allowance for doubtful accounts. As of September 30, 2003, Big City Radio has made full provision for all uncollected amounts due from customers of the radio stations.

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

Big City Radio adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 was not amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through December 31, 2001.

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

In accordance with SFAS No. 142, Big City Radio discontinued the amortization of goodwill and intangible assets, consisting of a broadcast license (intangible asset with an indefinite useful life), effective January 1, 2002. During the quarter ended March 31, 2002, Big City Radio completed the transitional impairment test, which did not result in impairment of recorded intangible assets. In June 2002, Big City Radio ceased the operation of its publishing operations, and wrote off the remaining $108,000 of goodwill associated with such operations. During the fourth quarter of 2002, the Company made the decision to sell its broadcast licenses. In accordance with SFAS No.144, these licenses are reported as assets held for sale. The Company compared the licenses’ carrying value to their fair value, less the estimated cost to sell them. The fair value of the stations were based on asset sale agreements each of the 12 stations. This review of the carrying value of its intangible assets resulted in total charges of $714,000 relating to the impairment in value of some of its FCC broadcast licenses. As of September 30, 2003, Big City Radio has no remaining un-amortized goodwill, and had un-amortized broadcast licenses in the amount of $350,000.

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

Big City Radio adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position, cash flows, or results of operations of Big City Radio. Big City Radio discontinued its publishing operations during June 2002. This was treated as a discontinued operation under SFAS No. 144. In December 2002, the Company announced sales of eleven of its twelve radio stations in Los Angeles, New York, and Chicago. The Company has recently completed the sale of its last remaining radio station. Big City

Radio’s consolidated financial statements for all periods presented have been adjusted to reflect the radio station sales and ceased publishing operations as discontinued operations in accordance with SFAS No. 144.

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

Big City Radio was required to adopt SFAS No. 146 on exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. Big City Radio adopted SFAS No. 146 in relation to exit and disposal activities initiated after September 30, 2002.  During the quarter ended June 30, 2003, the Company recorded lease termination costs of $1.41 million.

Off Balance Sheet Transactions

The Company did not have any off-balance sheet transaction as of September 30, 2003.

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

ITEM 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The Company’s Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report, or the Evaluation Date. Based on such evaluation, such officer has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in its reports filed or submitted under the Exchange Act.

(b)         Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part II — Other Information

Item 1 — Legal Proceedings

Big City Radio is a defendant in A.L., a minor by her guardian ad litem C.V., a minor by her guardian ad litem v. Big City Radio, Inc., Firmo Martin Rosetti, aka Hector Rocksetti, aka Hector Rosetti; KSYY-FM; KVYY-FM; VIVA 107.1.  The plaintiffs commenced the case in Superior Court for the County of Los Angeles on August 15, 2002 and it was subsequently removed to the United States District Court for the Central District of California. The complaint alleges claims for negligence, sexual assault, battery, negligent infliction of emotional distress and intentional infliction of emotional distress arising from actions alleged to have been perpetrated by Hector Rosetti, a former employee of Big City Radio. Mr. Rosetti is currently incarcerated in a California state prison for the actions that are the subject to this lawsuit. The plaintiffs’ complaint does not specify the damages they seek, except that they have stated that they seek damages in excess of the $75,000 jurisdictional amount for the federal district courts. In addition, in mediation the plaintiffs demanded aggregate damages of $5 million, and at another time indicated that they could seek damages of $50 million. Big City Radio was vigorously contesting its liability based upon its contentions that Mr. Rosetti’s misconduct was outside the scope of his employment, done without the knowledge of Big City Radio or its officers and contrary to its policies and procedures.  Nonetheless, in order to avoid the costs and expenses of litigating the case, and the risks inherent in any litigation, Big City Radio recently entered into a Memorandum of Settlement pursuant to which Big City Radio will pay the plaintiffs an aggregate of $500,000 in exchange for a release and a dismissal of the case with prejudice. The settlement is subject to the execution of definitive settlement documentation and court approval.  The Company recorded an accrued expense for this settlement amount during the quarter ended September 30, 2003.

Big City Radio and its chairman, Stuart Subotnick, were defendants in O’Neill v. Big City Radio, Inc. et al., no. 03-1957 WMB(SHx), an action initiated in United States District Court for the Central District of California by Sean O’Neill, a former employee of Big City Radio. While the plaintiff’s statements of his damages have not been consistent, the plaintiff alleges that he is owed as much as $2.1 million under an oral employment agreement and written change of control agreement, and related claims of breach of implied covenant of good faith and fair dealing and fraud and deceit. Big City Radio was vigorously contesting its liability based upon its contention that no oral employment agreement existed, that its obligations under change of control agreements ended when the plaintiff’s employment with Big City Radio was terminated, and that the plaintiff did not have valid claims for breach of implied covenant of good faith and fair dealing or fraud and deceit.  Nonetheless, in order to avoid the costs and expenses of litigating the case, and the risks inherent in any litigation, Big City Radio recently settled the case by paying $362,500 to the plaintiff in exchange for a release and a dismissal of the case with prejudice.  The Company recorded an accrued expense for this settlement amount during the quarter ended September 30, 2003.

The Company is involved in litigation from time to time in the ordinary course of its business.  In management’s opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

Item 2 — Changes in Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

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

The Company has paid approximately $195.4 million of principal and interest to the trustee for the bondholders, which amount the Company believes is sufficient to pay all of the principal of the Notes together with simple interest thereon. The Company held discussions with bondholders and the trustee to determine whether interest on interest was also due and payable. The Company and the bondholders did not reach any agreement regarding this issue and it is therefore possible that the Company could be liable to the bondholders in an additional amount of up to approximately $0.75 million.  As of September 30, 2003, the Company has recorded its interest payable consistent with its assessment of the most likely outcome of this contingency.

Item 4 — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended September 30, 2003.

On August 22, 2003, Big City Radio’s board of directors unanimously adopted and approved a plan of complete liquidation and dissolution for Big City Radio.  Big City Radio obtained stockholder approval of the plan of dissolution on November 13, 2003  by the written consent of the holders of a majority of the voting power of Big City Radio’s common stock in accordance with the requirements of Delaware law and Big City Radio’s certificate of incorporation.  Under the plan of dissolution, Big City Radio will:

•                  file a certificate of dissolution with the Delaware Secretary of State;

•                  cease conducting normal business operations, except as may be required to wind up its business affairs;

•                  determine whether and when to transfer its property and assets, other than cash or cash equivalents, to a liquidating trust;

•                  attempt to convert all of its remaining assets into cash or cash equivalents in an orderly fashion, with such exceptions as the board of directors may approve;

•                  pay or attempt to provide adequately for the payment of all of its known claims and obligations;

•                  if determined to be appropriate, establish a contingency reserve designed to satisfy any additional claims and obligations; and

•                  distribute all of its remaining assets, if any, in one or more liquidating distributions on a pro rata basis to or for the benefit of its stockholders as of the applicable record date or dates.

A full discussion of, and the details and implications of, the adoption of this plan of liquidation, will be sent to shareholders in an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.

Item 5 — Other Information

As previously announced, the Company’s board of directors unanimously approved a plan of complete liquidation and dissolution of the Company in August 2003.  On November 13, 2003, Stuart Subotnick, Anita

Subotnick and Subotnick Partners, L.P., holders of a majority of the voting power of Big City Radio’s common stock, executed and delivered to the Company a written consent approving the plan.  Information describing the plan and related matters will be set forth in an information statement filed with the SEC and mailed to stockholders.  The Company may first take corporate action in accordance with the stockholder approval by filing a certificate of dissolution with the Delaware Secretary of State not less than 20 days after the date that the information statement is first mailed to its stockholders.

Item 6 — Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 31.1  Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1  Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 14, 2003